Form 10QSB
period 1995-06-30
FORTE COMPUTER EASY INC
filed 1996-11-22
CIK 940034

                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1995

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT
         For the transition period from ____________ to ___________.

                         Commission file number 0-25634


                            FORTE COMPUTER EASY, INC.
        (Exact name of small business issuer as specified in its charter)

                                      Utah
          (State or other jurisdiction of incorporation or organization

(IRS Employer Identification No.) 87-0365268

                   1350 Albert Street, Youngstown, Ohio 44505
                    (Address of principal executive offices)

                                 (330) 746-1331
                           (Issuer's telephone number)

        -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common stock, $.01 par value, 48,460,111 shares outstanding at June 30, 1995

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS








                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        (UNAUDITED)
                                                         June 30,                 December 31,
                                                           1995                      1994
                                                           ----                      ----
Current Assets:
   Cash                                                 $   140,475               $   122,631
   Accounts receivable, less allowance for
     doubtful accounts and returns of
     $236,392 and $299,939, respectively                  1,054,045                 1,766,480
   Inventory                                              2,344,949                 2,598,453
   Prepaid expenses                                          66,076                   111,678
   Costs and estimated earnings in
     excess of billings on
       uncompleted contracts                                461,598                   319,320
                                                        -----------               -----------

        Total Current Assets                              4,067,143                 4,918,562
                                                        -----------               -----------
Property, Plant and Equipment:
   Land                                                      74,969                    74,969
   Buildings and improvements                             3,036,185                 3,021,833
   Equipment, machinery and tooling                       2,349,884                 2,301,531
   Office furniture and equipment                           121,481                   116,021
   Vehicles                                                 150,787                   137,546
   Airplane                                                 207,600                   207,600
                                                        -----------               -----------
                                                          5,940,906                 5,859,500
   Less: accumulated depreciation                        (1,027,962)                 (841,307)
                                                        -----------               -----------

                                                          4,912,944                 5,018,193
                                                        -----------               -----------
Other Assets:
   Goodwill, net                                            988,000                 1,000,165
   Software development, net                                345,645                   366,284
   Other intangible costs, net                               98,511                   112,033
   Deposits and other                                        59,134                    24,902
                                                        -----------               -----------

                                                          1,491,290                 1,503,384
                                                        -----------               -----------

                                                        $10,471,377               $11,440,139
                                                        ===========               ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      (LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (UNAUDITED)
                                                         June 30,                 December 31,
                                                           1995                      1994
                                                           ----                      ----
Current Liabilities:
   Current portion of long-term debt                    $   440,000               $   433,234
   Current portion of capital lease
     obligations                                              4,830                     6,955
   Revolving line of credit                                 135,066                   182,359
   Amount due officer                                         6,421                    17,300
   Accounts payable                                       2,245,781                 2,644,062
   Accrued liabilities                                      434,741                   406,273
   Billings in excess of costs
     and estimated earnings on
       uncompleted contracts                                 13,591                   140,160
                                                        -----------               -----------
        Total Current Liabilities                         3,280,430                 3,830,343
                                                        -----------               -----------

Long-Term Debt, Net of Current Portion                    4,125,847                 4,279,081
Lease Deposit                                                 9,575                     9,575
                                                        -----------               -----------
                                                          4,135,422                 4,288,656
                                                        -----------               -----------
Deferred Tax Liability                                      269,145                   370,045
                                                        -----------               -----------

Commitments                                                    -                         -

Stockholders' Equity:
   Preferred stock - $.01 par value;
     20,000,000 shares authorized; no
     shares issued or outstanding                              -                         -
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     48,460,111 shares issued and
     outstanding; 1,718,422 shares
     subscribed                                             484,601                   484,601
   Paid-in capital                                        2,669,485                 2,669,485
   Common stock subscribed                                   79,143                    79,143
   Accumulated deficit                                     (446,849)                 (282,134)
                                                        -----------               -----------
                                                          2,786,380                 2,951,095
                                                        -----------               -----------
                                                        $10,471,377               $11,440,139
                                                        ===========               ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                         Six Months Ended
                                                  June 30,             June 30,             June 30,             June 30,
                                                   1995                 1994                 1995                 1994
                                                   ----                 ----                 ----                 ----
Net Revenues                                    $2,413,960           $1,670,289           $4,634,824           $2,639,439

Cost of Revenues                                 1,823,673            1,150,550            3,369,853            1,927,169
                                                ----------           ----------           ----------           ----------

Gross Profit                                       590,287              519,739            1,264,971              712,270

Selling, General and
   Administrative Costs                            691,187              370,407            1,340,491              588,261
                                                ----------           ----------           ----------           ----------

Operating Profit (Loss)                           (100,900)             149,332              (75,520)             124,009

Other Income (Expense):
   Other income (expense)                          (16,141)              31,679               15,578               43,722
   Rental income, net                               22,532                8,068               45,064                8,068
   Interest expense                               (112,578)             (84,343)            (225,050)            (166,671)
   Amortization of
     intangibles                                   (25,687)              (4,477)             (25,687)              (4,477)
                                                ----------           ----------           ----------           ----------

Income (Loss) before Provision
   for Income Taxes                               (232,774)             100,259             (265,615)               4,651

Provision for Income Tax Benefit
  (Expense)                                         88,500              (38,000)             100,900               (1,700)
                                                ----------           ----------           ----------           ----------

Net Income (Loss)                               $ (144,274)          $   62,259           $ (164,715)          $    2,951
                                                ==========           ==========           ==========           ==========

Net Income (Loss) per Share                           ( - )                 .01                 ( - )                  -

                                                ==========           ==========           ==========           ==========


Weighted Average Shares
Outstanding                                     48,900,487           14,973,985           48,900,487           14,973,985
                                                ==========           ==========           ==========           ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For The Eighteen Months Ended June 30, 1995


                               Shares of                                   Shares                                 Paid-in
                               Preferred              Preferred           of Common            Common             Capital
                               ---------              ---------           ---------            ------             -------
Balance,
December 31, 1993                   -                 $     -             12,901,809        $  129,018         $   566,004

Sale of preferred
  stock                        1,000,000                 10,000                 -                 -                240,000
Acquisition of
  subsidiary
  for stock                         -                       -              1,900,000            19,000             505,400
Reverse merger and
  conversion of S
  Corporation
  losses                            -                       -             30,760,868           307,609             570,342
Sales of common
  stock                             -                       -                575,833             5,757             260,743
Common stock
  issued in
  payment of debt                   -                       -              1,321,601            13,217             526,996
Preferred stock
  converted to
  common stock                (1,000,000)                (10,000)          1,000,000            10,000                -
Net loss
  (unaudited)                       -                       -                   -                 -                   -
                              ----------              ----------         -----------        ----------         -----------
Balance,
December 31, 1994                   -                       -             48,460,111           484,601           2,669,485

Net Income
  (unaudited)                       -                       -                   -                 -                   -
                              ----------              ----------         -----------        ----------         -----------

Balance,
June 30, 1995                 $     -                 $     -            $48,460,111        $  484,601         $ 2,669,485
                              ==========              ==========         ===========        ==========         ===========


                                Common                                 Total
                                 Stock          Accumulated        Stockholders'
                               Subscribed         Deficit             Equity
                               ----------         -------          ---------
Balance,
December 31, 1993              $     -          $ (408,638)        $   286,384

Sale of preferred
  stock                              -                -                250,000
Acquisition of
  subsidiary
  for stock                          -                -                524,400
Reverse merger and
  conversion of S
  Corporation
  losses                           79,143           568,301          1,525,395
Sales of common
  stock                              -                -                266,500
Common stock
  issued in
  payment of debt                    -                -                540,213
Preferred stock
  converted to
  common stock                       -                -                   -
Net loss
  (unaudited)                        -            (441,797)           (441,797)
                               ----------       ----------         -----------
Balance,
December 31, 1994                  79,143         (282,134)          2,951,095

Net Income
  (unaudited)                        -            (164,715)           (164,715)
                               ----------       ----------         -----------

Balance,
June 30, 1995                  $   79,143       $ (446,849)        $ 2,786,380
                               ==========       ==========         ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Six Months Ended
                                                                                        June 30,               June 30,
                                                                                          1995                   1994
                                                                                          ----                   ----
Cash Flows from Operating Activities:
Net Income (Loss)                                                                      $ (164,715)            $    2,951
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
    Depreciation and amortization                                                         186,655                 36,662
    Amortization of software development costs                                             68,400                 26,468
    Amortization of intangibles                                                            25,687                  4,477
    Decrease in provision for returns and
      doubtful accounts                                                                   (63,547)               (83,336)
    Cash received in purchase of subsidiaries                                                -                    61,413

Changes in Assets and Liabilities:
  (Increase) Decrease in Assets:
    Accounts receivable                                                                   775,982               (445,555)
    Inventory                                                                             253,504               (601,573)
    Prepaid expenses                                                                       45,602                  5,946
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                                                  (142,278)                68,537
    Deposits and intangibles                                                              (34,232)                 2,854

  Increase (Decrease) in Liabilities:
    Accounts payable                                                                     (398,281)               185,235
    Accrued liabilities                                                                    28,468                149,343
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                  (126,569)               (16,348)
    Net deferred tax liability                                                           (100,900)                 1,700
                                                                                       ----------             ----------

        Net cash provided (used) by operating activities                                  353,776               (601,226)
                                                                                       ----------             ----------
Cash Flows from Investing Activities:
    Capital expenditures                                                                  (81,406)                  -
    Acquisition of subsidiaries                                                              -                  (150,000)
    Computer software development costs                                                   (47,761)               (11,712)
                                                                                       ----------             ----------

        Net cash used by investing activities                                            (129,167)              (161,712)
                                                                                       ----------             ----------
Cash Flows from Financing Activities:
    Proceeds from sale of stock                                                        $     -                $  250,000
    Proceeds from debt                                                                    333,886              1,224,223
    Principal payments on debt                                                           (529,772)              (411,873)
    Payments on amount due officers                                                       (10,879)               (53,634)
                                                                                       ----------             ----------
        Net cash provided (used) by financing
          activities                                                                     (206,765)             1,008,716
                                                                                       ----------             ----------
Net Increase in Cash                                                                       17,844                245,778

Cash (Overdraft), Beginning of Period                                                     122,631                (48,187)
                                                                                       ----------             ----------

Cash, End of Period                                                                    $  140,475             $  197,591
                                                                                       ==========             ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             Basis of Presentation:

             The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary to present fairly the Company's consolidated statements for all periods presented have been made. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of the Company for the year ended December 31, 1994.

             Principles of Consolidation:

             The consolidated financial statements include the accounts of Forte Computer Easy Inc. and its wholly-owned subsidiaries, Forte, Inc. and Arizona Disk Fulfillment, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

             Net Income (Loss) per Common Share:

             The computation of income (loss) per common share is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for each period.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS:

General:

Prior to June 8, 1994, the Company was principally engaged in the business of software publishing. Effective June 8, 1994, the Company acquired all the outstanding stock of Forte, Inc. and Arizona Disk Fulfillment, Inc. Based upon these acquisitions, the Company expanded its operations into the manufacturing of commercial and architectural fenestration products, and into computer disk duplication and fulfillment services for software publishers and technology based industries.

For financial reporting purposes, the acquisitions are accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. In addition, the acquisition of Forte, Inc. was recorded as a reverse merger and the results of operations were included for the entire period. Accordingly, the results of operations of Computer Easy International, Inc. and Arizona Disk Fulfillment, Inc. are included in the consolidated statements of operations from June 9, 1994, through December 31, 1994.

Results of Operations for the Three Month Periods Ended June 30, 1995 and 1994:

Revenue increased 44.5% for the three months ended June 30, 1995 to $2,413,960, compared to $1,670,289 for the comparable period ended June 30, 1994. The increase in revenue is attributable to the inclusion of acquired subsidiaries' revenues in the three months ended June 30, 1995, and from June 9, 1994 for the comparable period ended June 30, 1994.

Total gross profit decreased by 6.7% for the three months ended June 30, 1995 to $590,287, compared to $519,739 for the three months ended June 30, 1994. The decrease in gross profit margin to 24.5% for the three months ended June 30, 1995 from 31.1% for the comparable period ended June 30, 1994, is due primarily to the completion of several contracts during the period ended June 30, 1994 with higher profit margins.

Total operating costs increased to $691,187 for the three months ended June 30, 1995, compared to $370,407 for the comparable period ended June 30, 1994, an increase of 86.6%. This increase is primarily due to the operating costs of the software and disk fulfillment divisions included in the three month period ended June 30, 1995, compared to their operating costs from June 8, 1994 to June 30, 1994 for the comparable period ended June 30, 1994.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (CONTINUED)

               The Company reported a consolidated net loss of $144,274 for the three months ended June 30, 1995, compared to a net income of $62,259 for the comparable period ended June 30, 1994. The net loss for the three months ended June 30, 1995 was significantly affected by increased interest expense of $28,235 attributable to long-term debt on an acquired subsidiary and the increased writeoff of intangibles of $59,288, mainly attributable to amortization of goodwill created by the acquisition of the two subsidiaries.

               Results of Operations for the Six Month Periods Ended June 30, 1995 and 1994:

               Revenue increased 75.6% for the six months ended June 30, 1995, to $4,634,824, compared to $2,639,439 for the comparable period ended June 30, 1994. The increase in revenue is attributable to the inclusion of the computer software and disk and fulfillment division revenues in the six months ended June 30, 1995, and from June 9, 1994, for the comparable period ended June 30, 1994.

               Total gross profit increased by .3% for the six months ended June 30, 1995, to $1,264,971, compared to $712,270 for the six months ended June 30,1994. The increase in gross profit margin to 27.3% for the six months ended June 30, 1995, from 27% for the comparable period ended June 30, 1994, is due to the Company securing contracts in the fenestration division with larger profit margins.

               Total operating costs increased to $1,340,491 for the six months ended June 30, 1995, compared to $588,261 for the comparable period ended June 30, 1994, an increase of 127.8%. This increase is primarily due to the operating costs of the software and disk fulfillment divisions included in the six month period ended June 30, 1995, compared to their operating costs from June 9, 1994, to June 30, 1994, for the six month period ended June 30, 1994.

               The Company reported a consolidated net loss of $164,715 for the six months ended June 30, 1995, compared to a net income of $2,951 for the comparable period ended June 30, 1994. The net loss for the six months ended June 30, 1995, was significantly affected by the reduction in revenue of the software division, increased interest expense of $58,379 attributable to long-term debt on an acquired subsidiary, and increased charge off of intangibles of $59,288, mainly attributable to amortization of goodwill created by the acquisition of the two subsidiaries.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        The Company is not a party to any litigation other than routine litigation incidental to the business.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matters to a Vote or Security Holders

        Not applicable


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a) No exhibits required to be filed.

        (b) The Company did not file any reports on Form 8-K during this quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FORTE COMPUTER EASY, INC.



Date: November 22, 1996              /s/ Frank J. Amedia
                                     -------------------
                                     Frank J. Amedia
                                     President, Chief Executive Officer