Form 10QSB
period 1995-09-30
FORTE COMPUTER EASY INC
filed 1996-11-22
CIK 940034

                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1995

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT
         For the transition period from ____________ to ___________.

                         Commission file number 0-25634


                            FORTE COMPUTER EASY, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                      Utah
--------------------------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization)

                  (IRS Employer Identification No.) 87-0365268
                                                   ------------

                   1350 Albert Street, Youngstown, Ohio 44505
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 746-1331
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common stock, $.01 par value, 48,460,111 shares outstanding at September 30, 1995

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS








                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          (UNAUDITED)
                                                         September 30,             December 31,
                                                             1995                      1994
                                                             ----                      ----
Current Assets:
   Cash                                                  $     4,466               $   122,631
   Amount due from officer                                     2,864                      -
   Accounts receivable, less allowance for
     doubtful accounts and returns of
     $227,992 and $299,939, respectively                   1,246,801                 1,766,480
   Receivable from sale of assets                            636,250                      -
   Inventory                                               2,134,062                 2,598,453
   Prepaid expenses                                           43,647                   111,678
   Costs and estimated earnings in
     excess of billings on
       uncompleted contracts                                 363,861                   319,320
                                                         -----------               -----------

        Total Current Assets                               4,431,951                 4,918,562
                                                         -----------               -----------
Property, Plant and Equipment:
   Land                                                       74,969                    74,969
   Buildings and improvements                              3,063,965                 3,021,833
   Equipment, machinery and tooling                        2,361,909                 2,301,531
   Office furniture and equipment                            122,213                   116,021
   Vehicles                                                  150,787                   137,546
   Airplane                                                  207,600                   207,600
                                                         -----------               -----------
                                                           5,981,443                 5,859,500
   Less: accumulated depreciation                         (1,123,284)                 (841,307)
                                                         -----------               -----------

                                                           4,858,159                 5,018,193
                                                         -----------               -----------
Other Assets:
   Goodwill, net                                             605,039                 1,000,165
   Software development, net                                  39,891                   366,284
   Other intangible costs, net                                90,928                   112,033
   Deposits and other                                         19,261                    24,902
                                                         -----------               -----------

                                                             755,119                 1,503,384
                                                         -----------               -----------

                                                         $10,045,229               $11,440,139
                                                         ===========               ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (UNAUDITED)               Year Ended
                                                        September 30,             December 31,
                                                            1995                      1994
                                                            ----                      ----
Current Liabilities:
   Current portion of long-term debt                    $   440,000               $   433,234
   Current portion of capital lease
     obligations                                               -                        6,955
   Revolving line of credit                                 107,906                   182,359
   Amount due officer                                          -                       17,300
   Accounts payable                                       2,253,018                 2,644,062
   Accrued liabilities                                      431,328                   406,273
   Billings in excess of costs
     and estimated earnings on
       uncompleted contracts                                264,185                   140,160
                                                        -----------               -----------

        Total Current Liabilities                         3,496,437                 3,830,343
                                                        -----------               -----------
Long-Term Debt, Net of Current Portion                    4,030,609                 4,279,081
Lease Deposit                                                 9,575                     9,575
                                                        -----------               -----------
                                                          4,040,184                 4,288,656
                                                        -----------               -----------
Deferred Tax Liability                                       61,345                   370,045
                                                        -----------               -----------
Commitments                                                    -                         -

Stockholders' Equity:
   Preferred stock - $.01 par value;
     20,000,000 shares authorized; no
     shares issued or outstanding                              -                         -
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     48,460,111 shares issued and
     outstanding; 1,718,422 shares
     subscribed                                             484,601                   484,601
   Paid-in capital                                        2,669,485                 2,669,485
   Common stock subscribed                                   79,143                    79,143
   Accumulated deficit                                     (785,966)                 (282,134)
                                                        -----------               -----------

                                                          2,447,263                 2,951,095
                                                        -----------               -----------

                                                        $10,045,229               $11,440,139
                                                        ===========               ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                        Nine Months Ended
                                                September 30,        September 30,        September 30,        September 30,
                                                   1995                 1994                 1995                 1994
                                                   ----                 ----                 ----                 ----
Net Revenues                                    $1,790,046           $1,763,106           $6,424,870           $4,402,545

Cost of Revenues                                 1,602,372            1,074,236            4,972,225            3,001,405
                                                ----------           ----------           ----------           ----------

Gross Profit                                       187,674              688,870            1,452,645            1,401,140

General and Administrative
   Costs                                           494,802              667,503            1,835,293            1,255,764
                                                ----------           ----------           ----------           ----------

Operating Income (Loss)                           (307,128)              21,367             (382,648)             145,376

Other Income (Expense):
   Gain on sale of assets                           77,601                 -                  77,601                 -
   Other income                                     32,610               30,518               48,188               74,240
   Rental income, net                               22,532               22,532               67,596               30,600
   Interest expense                                (88,018)             (94,659)            (313,068)            (261,330)
   Amortization of
     intangibles                                   (39,514)             (18,270)             (65,201)             (22,747)
   Inventory writedown                            (245,000)                -                (245,000)                -
                                                ----------           ----------           ----------           ----------
Loss before Provision for
   Income Taxes                                   (546,917)             (38,512)            (812,532)             (33,861)

Provision for Income Tax
  Benefit                                          207,800                9,700              308,700                8,000
                                                ----------           ----------           ----------           ----------

Net Loss                                        $ (339,117)          $  (28,812)          $ (503,832)          $  (25,861)
                                                ==========           ==========           ==========           ==========


Net Loss Per Share                              $     (.01)          $     -              $     (.01)          $     -
                                                ==========           ==========           ==========           ==========

Weighted Average Shares
  Outstanding                                   49,630,799           23,639,450           49,630,799           23,639,450
                                                ==========           ==========           ==========           ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For The Twenty-One Months Ended September 30, 1995

                                                                                                                Additional
                               Shares of                                   Shares                                 Paid-in
                               Preferred              Preferred           of Common          Common               Capital
                               ---------              ---------           ---------          ------               -------
Balance,
December 31, 1993                   -                 $     -             12,901,809        $129,018           $  566,004

Sale of preferred
  stock                        1,000,000                 10,000                 -               -                 240,000

Acquisition of
  subsidiary
  FOR stock                         -                       -              1,900,000          19,000              505,400

Reverse merger and
  conversion of S
  Corporation
  earnings                          -                       -             30,760,868         307,609              570,342

Sales of common
  stock                             -                       -                575,833           5,758              260,743

Common stock
  issued in
  payment of debt                   -                       -              1,321,601          13,216              526,996

Preferred stock
  converted to
  common stock                (1,000,000)               (10,000)           1,000,000          10,000                 -

Net loss
  (unaudited)                       -                       -                   -               -                    -
                              ----------              ----------         -----------        ---------          ----------
Balance,
December 31, 1994                   -                       -             48,460,111         484,601            2,669,485

Net Loss
  (unaudited)                       -                       -                   -                 -                  -
                              ----------              ----------         -----------        ---------          ----------
Balance,
September 30, 1995            $     -                 $     -            $48,460,111        $484,601           $2,669,485
                              ==========              ==========         ===========        =========          ==========


                                 Common
                                 Stock           Accumulated
                               Subscribed         (Deficit)        Total Equity
                               ----------         ---------        ------------
Balance,
December 31, 1993              $     -          $ (408,638)        $   286,384

Sale of preferred
  stock                              -                -                250,000

Acquisition of
  subsidiary
  for stock                          -                -                524,400

Reverse merger and
  conversion of S
  Corporation
  earnings                         79,143          568,301           1,525,395

Sales of common
  stock                              -                -                266,501

Common stock
  issued in
  payment of debt                    -                -                540,212

Preferred stock
  converted to
  common stock                       -                -                   -

Net loss
  (unaudited)                        -            (441,797)           (441,797)
                               ----------       ----------         -----------
Balance,
December 31, 1994                  79,143         (282,134)          2,951,095

Net Loss
  (unaudited)                        -            (503,832)           (503,832)
                               ----------       ----------         -----------
Balance,
September 30, 1995             $   79,143       $ (785,966)        $ 2,447,263
                               ==========       ==========         ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Month Period Ended
                                                                         September 30,          September 30,
                                                                            1995                   1994
                                                                            ----                   ----
Cash Flows from Operating Activities:
Net Loss                                                                 $ (503,832)            $  (25,861)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
    Depreciation and amortization                                           281,977                121,250
    Amortization of software development costs                              141,247                 54,148
    Amortization of intangibles                                              65,201                 22,747
    Decrease in provision for returns and
      doubtful accounts                                                     (71,947)              (153,575)
    Cash received in purchase of subsidiaries                                  -                    61,413
    Gain on sale of assets                                                  (77,601)                  -
Changes in Assets and Liabilities:
  (Increase) Decrease in Assets:
    Accounts receivable                                                     591,626               (546,018)
    Inventory                                                               416,386             (1,173,341)
    Prepaid expenses                                                         68,031                (12,382)
    Costs and earnings in
      excess of billings
        on uncompleted contracts                                            (44,541)               378,532
    Deposits and intangibles                                                  5,641                  7,412

  Increase (Decrease) in Liabilities:
    Accounts payable                                                       (385,410)               275,544
    Accrued liabilities                                                      25,055                 70,806
    Billings in excess of costs
      and estimated earnings
        on uncompleted contracts                                            124,025                  8,957
    Net deferred tax liability                                             (308,700)                (8,000)
                                                                         ----------             ----------

        Net cash provided (used) by operating activities                    327,158               (918,368)
                                                                         ----------             ----------

Cash Flows from Investing Activities:
    Capital expenditures                                                   (121,943)               (20,251)
    Acquisition of subsidiaries                                                -                  (150,000)
    Computer software development costs                                     (30,102)               (39,142)
    Proceeds from sale of assets                                             50,000                   -
                                                                         ----------             ----------

        Net cash used by investing activities                              (102,045)              (209,393)
                                                                         ----------             ----------

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                             Nine Month Period Ended
                                                        September 30,          September 30,
                                                           1995                   1994
                                                           ----                   ----
Cash Flows from Financing Activities:
    Proceeds from sale of stock                         $     -                $  511,500
    Proceeds from debt                                     337,971              1,647,761
    Principal payments on debt                            (661,085)              (800,291)
    Payments on amount due officers, net                   (20,164)               (57,552)
                                                        ----------             ----------
        Net cash provided (used) by financing
          activities                                      (343,278)             1,301,418
                                                        ----------             ----------

Net Increase (Decrease) in Cash                           (118,165)               173,657

Cash, Beginning of Period                                  122,631                (48,187)
                                                        ----------             ----------

Cash, End of Period                                     $    4,466             $  125,470
                                                        ==========             ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             Basis of Presentation:

             The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary to present fairly the Company's consolidated statements for all periods presented have been made. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of the Company for the year ended December 31, 1994.

             Principles of Consolidation:

             The consolidated financial statements include the accounts of Computer Easy International, Inc. and its wholly-owned subsidiaries, Forte, Inc. and Arizona Disk Fulfillment, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

             Net Income (Loss) per Common Share:

             The computation of income or loss per common share is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for each period.

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

               For financial reporting purposes, the acquisitions are accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. In addition, the acquisition of Forte, Inc. was recorded as a reverse merger, and the results of operations were included for the entire period. Accordingly, the results of operations of Computer Easy International, Inc. and Arizona Disk Fulfillment, Inc. are included in the consolidated statement of operations from June 9, 1994 through December 31, 1994.

               The Company had an operating agreement for a line of credit under which it could borrow $300,000 or 80% of the eligible accounts receivable of the software division at a monthly rate of 3%. The credit line was terminated on August 31, 1995, as the Company is in default.

               On September 6, 1995, Forte Computer Easy, Inc. sold its rights to the Floor Plan Plus(TM) and 3D Design(TM) lines for $691,889, together with a $200,000 contingent payment based upon future performance goals of the acquiring company, International Microcomputer Software, Inc. (NASDAQ:IMSI). These product lines represent a significant portion of the historical sales of the software operating division. Proceeds from the sale will be utilized for debt reduction of this division.

               Results of Operations:

               Results of operations for the nine months ended September 30, 1995 and 1994:

               Revenue increased 45.9% for the nine months ended September 30, 1995 to $6,424,870, compared to $4,402,545 for the comparable period ended September 30, 1994. The increase in revenue is due to the inclusion of revenues of the computer software and disk fulfillment divisions for nine months in the period ended September 30, 1995, and from June 9, 1994 for the comparable period ended September 30, 1994. Revenues included in these periods were $2,063,582 and $1,093,401, respectively.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (CONTINUED)

               Results of Operations: (Continued)

               Total gross profit as a percentage of sales decreased 9.2% for the nine months ended September 30, 1995 to $1,452,645, compared to $1,401,140 for the comparable period ended September 30, 1994. The decrease in gross profit margin to 22.6% for the nine months ended September 30, 1995 from 31.8% for the comparable period ended September 30, 1994, is due to a significant lower ratio in computer software revenues, which has a higher profit margin than other divisions of the Company.

               Total operating costs increased to $1,835,293 for the nine months ended September 30, 1995, compared to $1,255,764 for the comparable period ended September 30, 1994, an increase of 46.1%. This increase is primarily due to the computer software and disk fulfillment divisions operating costs for nine months included in the nine month period ended September 30, 1995, compared to their operating costs from June 9, 1994 through September 30, 1994 for the comparable period ended September 30, 1994.

               The Company reported a consolidated net loss of $503,832 for the nine months ended September 30, 1995, compared to a net loss of $25,861 for the comparable period ended September 30, 1994. The net loss for the nine months ended September 30, 1995 was significantly affected by the reduction in revenue of the software division; increased interest expense of $51,738 attributable to long-term debt on an acquired subsidiary; increased writeoff of intangibles of $42,454, mainly attributable to writeoff of goodwill created by the acquisition of the two subsidiaries, and a provision for inventory writedown based upon the sale of the Company's software division's main product line. These increased costs were primarily offset by the sale of the software division's main product line.

               Management of the Company plans on reviewing the remaining computer software product lines to determine the viability of continuing this division. Costs to upgrade the remaining programs, and also to make them compatible with the new Microsoft Windows 95 operating system will be major determining factors in this decision.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (CONTINUED)

               Results of Operations: (Continued)

               Results of operations for the three months ended September 30, 1995 and 1994:

               Revenue increased 1.5% for the three months ended September 30, 1995 to $1,790,046, compared to $1,763,106 for the comparable period ended September 30, 1994. The increase is due to the inclusion of the computer software and disk fulfillment divisions revenues for the three months ended September 30, 1995, as compared to the comparable period in 1994. Software division sales were down 83.7%, or $549,477, for the three months ended September 30, 1995, as compared to the comparable period in 1994. Sales for the software division declined due to the Company placing emphasis on finalizing negotiations for the sale of its main product lines to another software company. These negotiations were finalized on September 6, 1995, and thereafter the Company did not have the rights to sell any of the product lines sold, or any of the inventory on hand of these product lines.

               Total gross profit as a percentage of sales decreased 28.6% to $187,674 for the three months ended September 30, 1995, as compared to $688,870 for the comparable period in 1994. The decrease in gross profit is attributable to the following factors. Software division sales were down significantly and the gross profit margin on these revenues decreased to 33.6% for the three months ended September 30, 1995, as compared to 66.9% for the comparable period in 1994; the disk duplication and fulfillment division's gross profit margin percent dropped to 1.7% for the three months ended September 30, 1995, as compared to 18.3% for the comparable period in 1994; the reduction in gross profit margin was due to a major portion of the quarter's revenues being generated from CD Rom duplication, of which had to be sublet out and resulted in no gross profit to the division. The manufacturing fenestration division's gross profit margin percent decreased to 10.7% for the three months ended September 30, 1995, as compared to 21.9% for the comparable period in 1994. This reduction in gross profit percentage is mainly attributable to unabsorbed manufacturing burden flowed through the division's operating statement.

               Total operating costs decreased to $494,802 for the three months ended September 30, 1995, compared to $667,503 for the comparable period in 1994, a decrease of 25.9%. This decrease is due to reduced sales and marketing costs, and general and administrative costs in the software division.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS: (CONTINUED)

               Results of Operations: (Continued)

               Results of operations for the three months ended September 30, 1995 and 1994: (Continued)

               The Company reported a consolidated net loss of $339,117 for the three months ended September 30, 1995, compared to a net loss of $28,812 for the comparable period in 1994. The net loss for the three months ended September 30, 1995 was significantly affected by the reduced sales contributed by the software division; the reduced gross profit margins by all divisions, and a provision for inventory writedown of $245,000 due to the sale of the software division's main product lines. These increased costs were partially offset by the gain recognized on the sale of the software division's main product lines of $77,601.

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