Form 10KSB
period 1995-12-31
FORTE COMPUTER EASY INC
filed 1996-11-22
CIK 940034

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                ----------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended December 31, 1995 Commission File No. 0-25634
                             ----------------------

                            FORTE COMPUTER EASY, INC.
             (Exact name of Registrant as specified in its charter)

           UTAH                                           87-0365268
 (State of Incorporation)                      (IRS Employer Identification No.)

      1350 ALBERT STREET
        YOUNGSTOWN, OHIO                                     44505
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (330) 746-3311

           Securities registered pursuant to Section 12(b) of the Act:


      Title Class                     Name of each exchange on which registered
      -----------                     -----------------------------------------

COMMON STOCK, $.01 PAR VALUE                           NONE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES     NO  X
                                        ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

                Issuer's revenues for its fiscal year: $5,426,260

As of September 30, 1996, the number of shares of Common Stock outstanding was 48,605,794 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $1,107,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit Index.................................................          Page 14

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         Forte Computer Easy, Inc. (the "Company") is a Utah corporation with one operating subsidiary, Forte, Inc., an Ohio corporation ("Forte" or the "Subsidiary"). All of the issued and outstanding common stock of Forte is owned by the Company. The Company does not have any other subsidiaries, and Forte does not have any subsidiaries.

         The original business of the Company was conducted by Computer Easy, Inc., an Arizona corporation which was incorporated on August 2, 1983. Empire Oil, Inc., a Utah corporation and predecessor of the Company, acquired the stock of Computer Easy, Inc. in 1984. In September, 1985, the assets of Computer Easy, Inc. were assigned to Empire Oil, Inc., the name of the surviving corporation was subsequently changed to Computer Easy International, Inc. and the separate existence of Computer Easy, Inc. was terminated. The name of the Company was changed from Computer Easy International, Inc. to Forte Computer Easy, Inc. as of January 3, 1995.

         Through Forte, the Company is engaged in the business of manufacturing residential, commercial and architectural windows and doors (also known as "fenestration" products). The Company previously was also engaged in the businesses of computer software publishing and computer disk duplication and fulfillment; however, as described below, the Company has discontinued its operations in these businesses and concentrated its efforts on the fenestration business.

         The principal executive offices of the Company are located at 1350 Albert Street, Youngstown, Ohio 44505, and the Company's telephone number is
(330) 746-3311.

DESCRIPTION OF BUSINESS

         The Company is not directly engaged in business operations. The business of the Company is conducted through Forte, its wholly owned subsidiary.

         The current business of the Company consists of the manufacture and distribution of a wide variety of fenestration products, including doors, windows, security screens, storm doors and screen doors. Typically, the Company enters into contracts to provide fenestration products for large construction projects. The Company continually strives to improve its products and to refine its product mix to better meet the demands of its customers. As discussed below under "Business Strategy", management believes changes in the fenestration industry will provide the Company with significant opportunities for future growth.

         Forte was incorporated under the laws of the State of Ohio in April, 1989. Frank J. Amedia ("Amedia") initially was the sole shareholder of Forte. Prior to the formation of Forte, Mr. Amedia, through Frank J. Amedia & Associates, had served as a manufacturer's representative in selling fenestration products, consisting of doors, windows, security screens, storm doors and screen doors, to the public housing market, military installations and government agencies.

         Forte was formed to operate in a developing vacuum in the commercial fenestration market which occurred as a result of a number of plant closings and mergers among previous manufacturers of commercial fenestration products. The original market sought to be served by Forte was renovation and retrofit products, as opposed to new construction. The first products developed by Forte placed great emphasis on energy savings and security through sales of thermally improved replacement windows and window protection screens of high grade construction, safe operation and architecturally aesthetic appeal. The original product line of Forte consisted of a variety of product variations with numerous applications, including four (4) security screen lines, two (2) security screen door lines, two (2) storm door lines and one (1) storm window line. By November, 1989, all Forte products had been successfully tested and certified by National Certified Testing Laboratories as complying with published industry standards.

         In October, 1991, Forte agreed to purchase the commercial window product lines and a glass insulating product line of Airmaster Corporation of Ben Salem, Pennsylvania. Airmaster had been formed in 1947 and had been long recognized as one of the premier United States manufacturers of commercial window lines, with sales throughout the country. This transaction was consummated in early 1992 and the purchased equipment was moved to Forte's headquarters in Youngstown, Ohio in March, 1992, at which time Forte began to do business as "Forte/Airmaster."

         In July, 1993, Forte acquired from Season-All Industries, Inc. ("Season-All") the following items: (i) specifically identified machinery and equipment related to certain product lines, in addition to other machinery equipment; (ii) inventories of raw materials, work in process and supplies held for production for two (2) specific contracts; (iii) supplies held for production for two (2) specific contracts; (iv) other inventory, work in process and supplies specified by Forte for customer and supplier lists, catalogs, brochures and related sales material; (v) manufactured drawings, process sheets, specifications, bills of material and like data relating to the product lines; and (vi) trade names related to products manufactured on the purchased product lines. In addition, Forte was assigned two (2) major retrofit contracts of Season-All.

         Upon the closing of the Season-All acquisition described above, Forte made arrangements with AMAS, Inc., an Ohio corporation ("AMAS") owned by Amedia and John Masternick ("Masternick") which in turn owned a building located at 1450 Albert Street, Youngstown, Ohio (the "AMAS Building") adjacent to the office and manufacturing plant of Forte, to lease from AMAS approximately 120,000 square feet of manufacturing and office space in that facility. Forte and AMAS entered into a lease agreement which allowed Forte a credit against annual rental payments until Forte expended approximately $800,000 for repairs to the facility. Forte began production in the AMAS Building in the fall of 1994.

         All of the issued and outstanding common stock of Forte was acquired by the Company in June, 1994, in exchange for shares of the Company's common stock, in addition to stock options. In connection with the Company's acquisition of Forte, AMAS was merged into Forte. Masternick received shares of Forte common stock in connection with the Forte-AMAS merger. Amedia and Masternick, as shareholders of Forte, received shares of common stock of the Company in the acquisition. Forte became the owner of the AMAS Building as a result of its merger with AMAS, and the lease agreement between Forte and AMAS terminated by operation of law.

         On June 7, 1994, Forte purchased all of the issued and outstanding shares of MoCorp Air, Inc. ("MoCorp") from Amedia for $215,000, which consisted of the assumption by Forte of the balance due from MoCorp to Cessna Financing Company in the amount of $147,902 and seller-provided financing for the balance of the purchase price of $67,098. The sole asset of MoCorp was a Cessna Chieftain Piper Aircraft, U.S. Registration No. N27363.

         On October 25, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with AAP Holdings, Inc., a Delaware corporation ("AAPH"). Pursuant to the Reorganization Agreement, the Company will acquire one hundred percent (100%) of the issued and outstanding common stock of American Architectural Products, Inc., a Delaware corporation ("AAP") in exchange for shares of Series A Convertible Preferred Stock of the Company which is convertible into a number of shares of the Company's common stock which is equal to sixty percent (60%) of the issued and outstanding common stock of the Company on the closing date of the transaction. In addition, the Company will issue to AAPH options to purchase 1.5 times the number of shares of the Company's common stock subject to options previously issued by the Company which are outstanding on the closing date of the transaction. Such options will be identical in price and exercise terms to the previously outstanding options. The Company currently anticipates that the closing of this transaction will occur prior to the end of 1996.

         AAP is also engaged in the fenestration manufacturing business through its principal operating subsidiaries Eagle Window & Door, Inc. ("Eagle") and Taylor Building Products Company ("Taylor"). Eagle's primary product line consists of aluminum clad and all-wood window and door products which are targeted to high-end residential and certain "institutional" niche markets. Taylor's primary products consist of urethane-insulated steel entry doors and polystyrene-insulated steel garage doors. AAP also has a subsidiary known as Mallyclad Corp. ("Mallyclad") which, pursuant to the Reorganization Agreement, will either be sold by AAP or merged into AAP prior to closing of the acquisition of AAP by the Company. Management expects the acquisition of AAP to dramatically increase the Company's sales volume and to significantly enhance the Company's competitive and strategic position in the manufacture and distribution of windows, doors and other fenestration products. The transaction with AAPH is subject to customary closing conditions.

         Following consummation of the AAPH transaction, the Company intends to seek shareholder approval of a reincorporation of the Company in Delaware under the name American Architectural Products Corporation.

BUSINESS STRATEGY

         Management believes consolidation in the fenestration manufacturing industry presents significant growth opportunities for the Company. Although the industry has historically been characterized by small, entrepreneurial businesses scattered throughout the United States, the growing public demand for more energy efficient windows and doors has resulted in increased manufacturing costs. These increased costs and the competitive pressures brought about by manufacturers' need for technology, computerization and enhanced marketing efforts, have led to a shift away from small, independent manufacturers and toward larger manufacturers that are able to spread higher costs across a broad product line. The Company believes consolidation in the fenestration industry will continue to accelerate and that this consolidation will present favorable merger and acquisition opportunities.

         The Company's business plan contemplates that the Company will, following consummation of the AAPH transaction, target as acquisition candidates small, established fenestration companies that are leaders in established national or regional niche markets. The Company intends to pursue acquisition candidates that produce fenestration products compatible with the scope of fenestration products incorporated into the Company's marketing plan. In evaluating acquisition candidates, the Company will focus on those candidates that display strong growth potential, a stable customer base and predictable cash flows. Following consummation of its acquisitions, the Company intends to implement financial and operational improvements, product-line enhancements and synergistic add-on acquisitions to enhance the value of the acquired enterprises. The Company currently intends to finance these acquisitions through a combination of senior bank borrowings secured by assets of the acquired company, subordinated or mezzanine debt funded by institutional investors, and issuances of common and preferred stock of the Company.

MANUFACTURING FACILITIES

         Forte currently conducts manufacturing operations at a 120,000 sq. ft. facility located in Youngstown, Ohio. AAP currently conducts manufacturing operations at a 250,000 sq. ft. facility located in Dubuque, Iowa and a 220,000 sq. ft. facility located in West Branch, Michigan. The Company currently expects to continue manufacturing operations at all of these facilities following closing of the AAP acquisition transaction. AAP also operates a 30,000 sq. ft. manufacturing facility in Detroit, Michigan through its subsidiary Mallyclad Corp. which, as described above, will either be sold or merged into AAP prior to closing of the acquisition of AAP by the Company. Management believes the Company's current manufacturing facilities (together with the AAP manufacturing facilities following the closing of the AAP acquisition) are sufficient to meet its current and projected manufacturing needs.

DISCONTINUED BUSINESSES

         Prior to November, 1995, the Company was engaged in the computer software publishing business through a wholly owned subsidiary known as Computer Easy, Inc. ("CEI"). The business of CEI consisted primarily of publishing and marketing applications software, educational software and entertainment software products through major software distributors for resale in national software and computer retail chain stores, discount stores, warehouse stores and other retail outlets. CEI contracted with software developers to publish software programs, generally on an exclusive worldwide basis. CEI also developed software in-house through internal research and development and through contracting with independent computer programmers to develop proprietary software products for CEI. After the introduction by Microsoft Corporation of the new Windows 95 personal computer operating system in 1995, CEI faced significant potential costs to modify its software products to be compatible with the Windows 95 operating system. In addition, sales of the Company's software products had decreased significantly in the preceding months as the market anticipated the release of Windows 95. As a result, although the software publishing business historically generated a significant portion of the Company's revenues, management of the Company concluded that it was in the best long-term interest of the Company to discontinue the operations of the software publishing division. On August 30, 1995, the Company reached a tentative agreement to sell assets constituting the principal software publishing business of CEI to International Microcomputer Software, Inc. ("IMSI"). The parties subsequently entered into a definitive Purchase Agreement, and the closing of the transaction occurred on November 3, 1995. The Company intends to dispose of the entire remaining portion of the software publishing business of CEI in 1996. The Company booked a provision of $50,000 at December 31, 1995 for expected operating losses of the remaining software publishing business during the phase-out period.

         Prior to August, 1996, the Company was also engaged in the computer disk duplication and fulfillment business through a wholly owned subsidiary known as Arizona Disk Fulfillment, Inc. ("ADF"). ADF was originally incorporated under the laws of Arizona on November 1, 1991. The Company acquired all of the issued and outstanding common stock of ADF in June, 1994. ADF's largest customer was CEI, and the discontinuance of the Company's software publishing business in 1995 (as discussed above) had a significant adverse impact on ADF's operations. In addition, ADF did not have CD-ROM duplication capabilities, which had an increasing negative impact on ADF's operations as demand for CD-ROM based software increased. As a result of these changes in ADF's business, the Company concluded in late 1995 that it was in the best long-term interest of the Company to discontinue the operations of its computer disk duplication and fulfillment division through the divestiture of the Company's ownership of ADF. The Company classified ADP as discontinued operations effective December 31, 1995 and booked a provision of $80,000 at such date for expected operating losses on the disk duplication and fulfillment business of ADF during the disposal period. On August 5, 1996, the Company entered into a stock purchase agreement pursuant to which it agreed to sell one hundred percent (100%) of the issued and outstanding common stock of ADF to Beverly and James W. Schmidt. Mr. Schmidt had served as president of ADF since 1993. The sale of ADF by the Company was full consummated in August, 1996.

INTELLECTUAL PROPERTY

         Neither the Company nor Forte owns any copyrights, patents or trademarks. In connection with the acquisition by Forte of certain product lines from Season-All Industries, Inc. in July, 1993, Forte acquired the right to use the "Season-All" name for the specific product lines acquired. The Company is not aware of any of its products and/or processes infringing any U.S. or foreign patent rights of any other party.

EMPLOYEES

         As of September 30, 1996, the Company and Forte had a total of 36 employees. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal administrative offices and corporate headquarters are located at 1450 Albert Street, Youngstown, Ohio, in a building owned by Forte. All of Forte's manufacturing operations, including research, product development and production, are conducted in three (3) separate buildings located at 1350, 1410 and 1450 Albert Street, Youngstown, Ohio, all of which are owned by Forte. All of these buildings are encumbered by mortgages securing indebtedness of the Company and Forte.

         All of the Company's and Forte's properties are deemed to be in good operating condition, are adequately insured, comply with all local zoning requirements and are not subject to any pending or threatened condemnation proceeding or any other action of any governmental or regulatory body.

ITEM 3.  LEGAL PROCEEDINGS:

         The Company is a defendant in a lawsuit involving claims relating to an employment agreement to which the Company was a party. The plaintiff seeks actual and punitive damages in excess of $129,000. The Company believes this suit is without merit and intends to vigorously defend this position.

         Neither the Company nor Forte is subject to any other legal proceedings, except routine litigation arising out of the ordinary course of their respective businesses. There are no proceedings now pending or, to the Company's knowledge, threatened with regard to any Federal, state or local environmental laws. There are no material proceedings in which any director, officer or affiliate, any owner of record or beneficially more than five percent (5%) of any of voting securities or security holder is a party adverse to the Company or which has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS:

         The shares of common stock of the Company are not listed on any exchange. Brookstreet Securities, Paulson Investment, Paragon Capital Corporation, and Fahnestock & Co. have served as market makers for the Company's common stock shares. The following table represents the range of high and low bid prices for each quarter commencing January 1, 1994 through December 31, 1995. The range of bids reflects actual transactions for the shares traded during these periods, separate and apart from any interdealer prices, without taking into account any retail mark up, mark down or commission.


Period                                        High                   Low
------                                        ----                   ---
1994
----
1st quarter                                    .50                   .25
2nd quarter                                    .50                   .25
3rd quarter                                    .875                  .5625
4th quarter                                    .625                  .4025

1995
----
1st quarter                                    .50                   .3125
2nd quarter                                    .5625                 .3125
3rd quarter                                    .3125                 .125
4th quarter                                    .125                  .0625

         There were approximately 450 holders of record of the shares of the Company as of December 31, 1995. The Company has never paid any dividends on its outstanding common shares. The current board of directors of the Company does not presently intend to implement a policy respecting the payment of regular cash dividends on the common shares and it is unlikely that dividends will be paid on the common shares in the immediate future. The board of directors will review this policy from time to time having regard to the financial condition of the Company and other factors that the board of directors may consider appropriate in the circumstances. In addition, the ability of the Company and Forte to pay dividends is limited by various loan and financing agreements to which they are parties. As of December 31,

1995, options to purchase a total of 5,815,548 shares of the Company's common stock were outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

BUSINESS AND ORGANIZATION

         The Company is engaged in the business of manufacturing residential, commercial and architectural windows and doors, known as fenestration products, through Forte, Inc. The current business of the Company consists of the manufacture and distribution of fenestration products, including doors, windows, security screens, storm doors, and screen doors. The Company's typical market is to provide these products for large commercial and/or governmental contracts.

         The Company was originally incorporated as Empire Oil, Inc., a Utah Corporation on August 2, 1983. In 1984, the Company acquired the stock of Computer Easy, Inc. , an Arizona Corporation, and subsequently changed its name to Computer Easy International, Inc. The Company operated as Computer Easy International, Inc. for approximately the next ten years. Computer Easy International, Inc.'s primary business was in the computer software publishing business. Computer Easy International, Inc. published and marketed application software for educational and entertainment products through major software distributors. After the introduction by Microsoft Corporation of the new Windows 95 personal computer operating system in 1995, Computer Easy International, Inc. faced significant potential costs to modify its software products to be compatible with the Windows 95 operating system. As a result, although the software publishing business historically generated a significant portion of the Company's revenues, management of the Company concluded that it was in the best long-term interest of the Company to discontinue the operations of the software publishing division. On August 30, 1995, the Company reached a tentative agreement to sell assets constituting the principal software publishing business of Computer Easy International, Inc. to International Microcomputer Software, Inc. The parties subsequently entered into a definitive Purchase Agreement, and the closing of the transaction occurred on November 3, 1995. The Company intends to dispose of the entire remaining portion of the software publishing business of Computer Easy International, Inc. in 1996. As such, the accompanying discussion of results of operations focuses primarily on the operations of Forte, Inc. The operations of Computer Easy International, Inc. and its subsidiary, Arizona Disk Fulfillment, Inc. are included in discontinued operations.

         On June 8, 1994, the Company acquired all of the outstanding stock of Forte, Inc., an Ohio Corporation, in a reverse merger. Forte, Inc.
was incorporated in April, 1989 by Frank J. Amedia. The Company was renamed Forte Computer Easy, Inc. on January 3, 1995. Through the reverse merger, the stockholders of Forte, Inc., primarily Mr. Amedia, gained effective control of the Company. Mr. Amedia is a former manufacturer's representative of fenestration products, selling such products to the public housing market, commercial contractors, military installations and governmental agencies.

         On October 25, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with AAP Holdings, Inc., a Delaware Corporation ("AAPH"). Pursuant to the Reorganization Agreement, the Company will acquire one hundred percent (100%) of the issued and outstanding common stock of American Architectural Products, Inc., a Delaware Corporation ("AAP") in exchange for shares of Series A Convertible Preferred Stock of the Company which is convertible into a number of shares of the Company's common stock which is equal to sixty percent (60%) of the issued and outstanding common stock of the Company on the closing date of the transaction. In addition, the Company will issue to AAPH options to purchase 1.5 times the number of shares of the Company's common stock subject to options previously issued by the Company which are outstanding on the closing date of the transaction. Such options will be identical in price and exercise terms to previously outstanding options. The Company currently anticipates that the closing of this transaction will occur prior to the end of 1996.

         AAP is also engaged in the fenestration manufacturing business through its principal operating subsidiaries Eagle Window & Door, Inc. and Taylor Building Products Company. AAP, through its subsidiaries, currently generates approximately $75,000,000 in annual revenue. This merger will also be accounted for as a reverse acquisition with the stockholders of AAP obtaining effective control of the Company.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the accounts of Forte Computer Easy, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenue represented by certain items reflected in the Company's Consolidated Statements of Operations for the periods indicated.

                                                            Years Ended
                                                            December 31,
                                                             (UNAUDITED)
                                                        1995             1994
                                                        ----             ----
Revenue                                                 100.0%           100.0%

Cost of Revenue                                          83.7             78.9
                                                        -----            -----

Gross Profit                                             16.3             21.1

Selling, General and Administrative                      13.7             22.5

Other Expenses                                            4.5              4.5
                                                        -----            -----
Loss from Continuing Operations
  before Income Taxes                                    (1.9)            (5.9)

Income Tax Benefit                                        1.0               .1
                                                        -----            -----
Loss from Continuing Operations                           (.9)            (5.8)

Discontinued Operations                                 (25.7)            (4.2)
                                                        -----            -----

Net Loss                                                (26.6)%          (10.0)%
                                                        =====            =====

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenue. For the year ended December 31, 1995, revenue increased by $1,029,520, or 23.4% to $5,426,260 from $4,396,740. This increase was due to contract revenue recognized under the two significant contracts acquired under the Season-All acquisition. These contracts were concluded by December, 1995.

         Cost of Revenue. For the year ended December 31, 1995, cost of revenue increased by $1,071,605, or 30.9% to $4,540,722 from $3,469,117. This increase was due primarily to the Season-All contracts as mentioned above. As a percentage of sales, cost of revenue increased by 4.8% for the year ended December 31, 1995. This increase was mainly attributable to unabsorbed manufacturing costs being flowed through the operating statement when the Company experienced some excess capacity during the latter part of the year. Management of the Company believes they have taken corrective steps to eliminate the excess capacity costs.

         Selling, General and Administrative Expenses. For the year ended December 31, 1995, selling, general and administrative expenses decreased by $241,948, or 24.4% to $747,659 from $989,607. This decrease was due to the fact that Forte, Inc. incurred significant professional, travel and related expenses during 1994 in conducting due diligence procedures relating to potential merger candidates, prior to their merger with Computer Easy International, Inc.


         Other Expenses. For the year ended December 31, 1995, other expenses increased by $44,014, or 22.1% to $243,388 from $199,374. This increase was primarily due to an increase in interest expense resulting from higher interest rates on long-term debt.

         Discontinued Operations. For the year ended December 31, 1995, discontinued operations increased by $963,079, or 516.6% to $1,149,518 from $186,439. This increase was due to Company resolutions to discontinue the software and disk duplication divisions in 1995, and the subsequent write-down of assets.

SEASONALITY

         Historically, the Company experiences little seasonality variation in the recognition of revenue. Revenue recognition is dependent upon the Company obtaining contracts for fenestration products. Such contracting revenue will vary based upon the cyclical nature of construction activity. However, the Company has found no identifiable trend related to these cycles.

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilized approximately $109,000 in operating activities for the year ended December 31, 1995. This deficit in operating cash flow was funded through the sale of assets in the approximate amount of $686,000, and the sale of stock of $75,000. In addition, the Company incurred approximately $153,000 of additional capital expenditures during this period, and reduced debt by $448,000.

         In January, 1996, the Company restructured its long-term debt with its principal bank, Second National Bank of Warren, Ohio. The debt restructure consolidated nine existing loans, provided additional working capital, and contains a fifteen year amortization period, with a call provision in five years.

         The Company is currently anticipating a reverse merger with AAPH, which will be accomplished through the issuance of convertible preferred stock. The Company does not currently anticipate any material capital expenditures in relation to either its existing operation, or the operations of AAPH.

         The Company's management has taken steps to expand its sales staff and is aggressively seeking new contracts. It is the intention of management to target aggressive growth through the continued implementation of mergers and acquisitions of companies specializing in the fenestration and related materials and components industries. This requires integration of assorted product lines and marketing of the family of products as the Company grows on a nationwide basis, including export of specialized products. The Company is committed to building its management team to accommodate this growth and also to achieve a high level of operational success so as to enhance profitability and market share. To insure these efforts are successful, the Company is intent to secure capital resources, including the consideration of, but not limited to, the following: expansion of its existing lines of credit, financing of real and personal property, funding through private placement offerings of its common or preferred stock, through the issuance of convertible debentures, or a secondary public offering of its stock.

IMPACT OF NEW ACCOUNTING STANDARDS

         RECENT PRONOUNCEMENTS

         During October, 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 disclosures will be effective for fiscal years beginning after December 15, 1995.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information required to be presented in Items 9-12 of Part III of this report is hereby incorporated by reference to the Company's Form 10-SB/A Registration Statement prepared in accordance with Section 12(b) or (g) of the Exchange Act of 1934 and filed with the Securities and Exchange Commission on November 21, 1996.


ITEM NO.           ITEM DESCRIPTION                  FORM 10-SB/A CAPTION

      9.           Directors, Executive              Directors, Executive
                   Officers, Promoters, and          Officers, Promoters
                   Control Persons; Compliance       and Control Persons
                   with Section 16(a) of the
                   Exchange Act

     10.           Executive Compensation            Executive Compensation

     11.           Security Ownership of             Security Ownership of
                   Certain Beneficial Owners         Certain Beneficial Owners
                   and Management                    and Management

     12.           Certain Relationships and         Certain Relationships and
                   Related Transaction               Related Transactions

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      EXHIBITS

                  The following Exhibits are filed herewith pursuant to Regulation S-B.


  NO.                         DESCRIPTION                             REFERENCE

3.1           Articles of Incorporation, as Amended and Restated         (1)

3.2           Bylaws                                                     (4)

4.1           Form of Common Stock Certificates                          (1)

4.2           Form of Series A Preferred Stock Agreement                 (1)

10.1          Agreement and Plan of Reorganization with Forte,           (1)
              Inc. Dated May 27, 1994

10.2          Purchase Agreement dated November 3, 1995 between          (2)
              Forte Computer Easy, Inc. and International
              Microcomputer Software, Inc. and Computer Easy
              International, Inc.

10.3          Stock Purchase Agreement dated August 5, 1996, among       (2)
              Forte Computer Easy, Inc., James W. Schmidt and
              Beverly Schmidt, and Arizona Disk Fulfillment, Inc.


  NO.                         DESCRIPTION                            REFERENCE
10.4          Addendum to Stock Purchase Agreement dated August 20,      (2)
              1996 and among Forte Computer Easy, Inc., James W.
              Schmidt and Beverly Schmidt, and Arizona Disk
              Fulfillment, Inc.

11            Statement Regarding Computation of Per Share               (1)
              Earnings

21            Subsidiaries of Registrant                                 (1)

------------------------------------

     (1) Filed with Registration Statement on Form 10-SB/A on November 22, 1996.

     (2)      Filed with Form 8-K on November 22, 1996 (See
              Item(b) below).

     (3)      Filed with Form 8-K/A on November 22, 1996 (see Item (b) below).

     (4)      Previously filed.


         (b)      CURRENT REPORTS ON FORM 8-K.

         The Company filed Forms 8-K on November 3, 1995, November 22, 1996 and a Form 8-K/A on November 22, 1996, in connection with the disposition of assets (see above under 10.2, 10.3 and 10.4).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORTE COMPUTER EASY, INC.




Dated: November 22, 1996              By  /s/ Frank J. Amedia
                                         -------------------------
                                          Frank J. Amedia
                                          President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT




To The Board of Directors of
Forte Computer Easy, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Forte Computer Easy, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Forte Computer Easy, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of its operations, changes in stockholders' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.


Semple & Cooper, P.L.C.
Phoenix, Arizona

May 28, 1996

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1995


                                     ASSETS

Current Assets:
   Cash                                                             $   143,254
   Accounts receivable, less allowance for
     doubtful accounts and returns of
     $119,470                                                           437,160
   Inventory                                                          1,666,832
   Prepaid expenses                                                      31,474
   Costs and estimated earnings in
     excess of billings on
       uncompleted contracts                                            246,472
                                                                    -----------

        Total Current Assets                                          2,525,192
                                                                    -----------
Property, Plant and Equipment:
   Land                                                                  74,969
   Buildings and improvements                                         2,957,795
   Equipment, machinery and tooling                                   2,099,581
   Office furniture and equipment                                       122,709
   Motor vehicles                                                       140,787
   Airplane                                                             207,600
                                                                    -----------
                                                                      5,603,441
   Less: accumulated depreciation                                    (1,196,182)
                                                                    -----------

                                                                      4,407,259
                                                                    -----------

Other Assets:
   Net assets of discontinued operations                                 74,000
   Goodwill, net                                                        360,533
   Other intangible costs, net                                           27,170
   Deposits and other                                                     3,467
                                                                    -----------

                                                                        465,170
                                                                    -----------
                                                                    $ 7,397,621
                                                                    ===========



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                $   243,438
   Revolving line of credit                                             107,906
   Amount due officer                                                    18,013
   Accounts payable                                                     596,369
   Accrued liabilities                                                  457,170
   Accrued costs of discontinued operations                             277,619
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                  371,778
                                                                    -----------

        Total Current Liabilities                                     2,072,293
                                                                    -----------

Long-Term Debt, Net of Current Portion                                4,021,664

Lease Deposit                                                             9,575
Deferred Tax Liability                                                  160,573
                                                                    -----------


                                                                      4,191,812
                                                                    -----------

Contingencies:                                                               --

Stockholders' Equity:
   Preferred stock - $.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding
   Common stock - $.01 par value; 50,000,000
     shares authorized; 48,460,111 shares
     issued, 48,003,794 shares outstanding                              484,601
   Additional paid-in capital                                         2,669,485
   Common stock subscribed, 1,718,422 shares                             79,143
   Accumulated deficit                                               (1,727,609)
                                                                    -----------
                                                                      1,505,620

Less:  Treasury stock, 456,317 shares at cost                          (372,104)
                                                                    -----------

                                                                      1,133,516
                                                                    -----------

                                                                    $ 7,397,621
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1995 and 1994


                                                                               (UNAUDITED)
                                                               1995               1994
                                                               ----               ----
Net Revenues                                              $  5,426,260        $  4,396,740

Cost of Revenues                                             4,540,722           3,469,117
                                                          ------------        ------------
Gross Profit                                                   885,538             927,623

Selling, General and Administrative Costs                      747,659             989,607
                                                          ------------        ------------
Income (Loss) from Continuing Operations
  before Other Income and Expense                              137,879             (61,984)

Other Income (Expense):
   Other income                                                 22,086              67,721
   Rental income, net                                           86,929              68,750
   Interest expense                                           (352,403)           (316,735)
   Amortization of intangibles                                      --             (19,110)
                                                          ------------        ------------
Loss from Continuing Operations before
  Provision for Income Taxes                                  (105,509)           (261,358)

Provision for Income Tax Benefit                                54,971               6,000
                                                          ------------        ------------

Loss from Continuing Operations                                (50,538)           (255,358)

Discontinued Operations:
   Loss from operations of Computer Easy
     Software Division and Arizona Disk and
     Fulfillment, Inc. to be disposed of                    (1,149,518)           (186,439)

   Estimated loss on disposal of Computer
     Easy Software Division and Arizona Disk
     and Fulfillment, Inc., including provision
     for operating losses of $130,000 during
     the disposal period                                      (245,419)                 --
                                                          ------------        ------------

Net Loss                                                  $ (1,445,475)       $   (441,797)
                                                          ============        ============
Earnings Per Share
  Loss from continuing operations                         $         --        $         --
  Loss of discontinued operations and
    operations to be disposed of                                  (.03)               (.01)
  Income (loss) from disposal of disk
    and fulfillment division                                        --                  --
                                                          ------------        ------------
Net Loss                                                  $       (.03)       $       (.01)
                                                          ============        ============
Weighted Average Shares Outstanding                         50,000,000          32,487,493
                                                          ============        ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

               COMPUTER EASY INTERNATIONAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
         For The Period From December 31, 1993 Through December 31, 1995


                                                                          Common
                                     Shares                    Paid-in     Stock        Treasury     Accumulated        Total
                     Preferred      of Common    Common        Capital   Subscribed       Stock         Deficit         Equity
                     ---------      ---------    ------        -------   ----------       -----         -------         ------
December 31, 1993
  (unaudited)          $     --     12,901,809    $129,018    $  566,004    $    --    $      --     $  (408,638)    $   286,384

Sale of 1,000,000
  shares of
  preferred stock        10,000             --          --       240,000         --           --              --         250,000
Acquisition of
  subsidiary
  for stock                  --      1,900,000      19,000       505,400         --           --              --         524,400
Reverse merger and
  conversion of S
  Corporation
  losses                     --     30,760,868     307,609       570,342     79,143           --         568,301       1,525,395
Sales of common
  stock                      --        575,833       5,757       260,743         --           --              --         266,500
Common stock
  issued in
  payment of debt            --      1,321,601      13,217       526,996         --           --              --         540,213
Preferred stock;
  1,000,000 shares
  converted to
  common stock          (10,000)     1,000,000      10,000            --         --           --              --              --
Net loss
  (unaudited)                --             --          --            --         --           --        (441,797)       (441,797)
                       --------     ----------    --------    ----------    -------    ---------     -----------     -----------
Balance at December
  31, 1994                   --     48,460,111     484,601     2,669,485     79,143           --        (282,134)      2,951,095

Acquisition of
  456,317 shares of
  treasury stock,
  at cost                    --             --          --            --         --     (372,104)             --        (372,104)

Net loss                     --             --          --            --         --           --      (1,445,475)     (1,445,475)
                       --------     ----------    --------    ----------    -------    ---------     -----------     -----------

December 31, 1995            --     48,460,111    $484,601    $2,669,485    $79,143    $(372,104)    $(1,727,609)    $ 1,133,516
                       ========     ==========    ========    ==========    =======    =========     ===========     ===========





                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 1995 and 1994


                                                                   (UNAUDITED)
                                                     1995             1994
                                                     ----             ----
Cash Flows from Operating Activities:
   Net Loss                                      $(1,445,475)    $  (441,797)
Adjustments to reconcile net loss to net
  cash flow used by operating activities:
    Depreciation and amortization                    378,886         226,634
    Amortization of software development
      costs                                          109,899          88,509
    Amortization of intangibles                       76,078          48,973
    Decrease in provision for returns and
      doubtful accounts                             (180,468)        (37,250)
    Change in provision for inventory
      obsolescence                                  (284,540)        284,540
    Impairment of intangible assets of
      discontinued operations                        246,083              --
    Cash received in purchase of
      subsidiaries                                        --          61,413
    Gain on sale of assets                                --          (3,188)
Changes in Assets and Liabilities:
    Accounts receivable                            1,272,684        (784,808)
    Inventory                                        908,156      (1,290,398)
    Prepaid expenses                                  80,204         (25,253)
    Costs and estimated earnings in
      excess of billings on
      uncompleted contracts                           72,848         500,982
    Deposits and other                                 5,433          12,921
    Accounts payable                              (1,692,059)        547,697
    Amount due officer                                   713              --
    Accrued liabilities                              (12,103)        136,373
    Accrued costs of discontinued operations         277,619              --
    Billings in excess of costs and estimated
      earnings on uncompleted contracts              231,618         107,460
    Net deferred tax liability                      (154,828)        (10,600)
                                                 -----------     -----------
        Net cash used by operating
          activities                                (109,252)       (577,792)
                                                 -----------     -----------
Cash Flows from Investing Activities:
    Capital expenditures                            (153,285)       (163,416)
    Computer software development costs              (30,102)       (265,542)
    Proceeds from sale of assets                     686,250              --
    Proceeds from trade-in of assets                      --          28,498
    Acquisition of subsidiaries                           --        (150,000)
                                                 -----------     -----------
        Net cash provided by (used for)
          investing activities                       502,863        (550,460)
                                                 -----------     -----------



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                 For The Years Ended December 31, 1995 and 1994


                                                                                (UNAUDITED)
                                                                 1995              1994
                                                                 ----              ----
Cash Flows from Financing Activities:
    Proceeds from sale of stock and
      stock subscribed                                      $    75,000        $   516,500
    Proceeds from debt                                          337,971          2,926,835
    Repayment of debt                                          (785,959)        (2,053,823)
    Payments on amount due officers                                  --            (90,442)
                                                            -----------        -----------
        Net cash provided (used) by financing
          activities                                           (372,988)         1,299,070
                                                            -----------        -----------

Net Increase in Cash                                             20,623            170,818

Cash (Overdraft), Beginning of Year                             122,631            (48,187)
                                                            -----------        -----------

Cash, End of Year                                           $   143,254        $   122,631
                                                            ===========        ===========

                Supplemental Disclosure of Cash Flow Information


                                                                                (UNAUDITED)
                                                                1995               1994
                                                                ----               ----
Cash paid during the year for:
    Interest                                                $   429,178        $   381,950
    Income taxes                                                     57                 --



     Supplemental Disclosure of Non-Cash Investing and Financing Activities


                                                                                (UNAUDITED)
                                                                 1995              1994
                                                                 ----              ----
Negotiated accounts payable settlement
  reductions of discontinued operations                     $   124,744        $        --
Acquisition of subsidiaries with common stock                        --          2,170,261
Payment of accounts payable with common stock                        --            140,213
Conversion of debentures with common stock                           --            400,000
                                                            -----------        -----------

                                                            $   124,744        $ 2,710,474
                                                            ===========        ===========
Purchase of treasury stock through the
  reduction of accounts receivable and
  accrual of expenses                                       $   372,104        $        --
                                                            ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Nature of Business:

       Forte Computer Easy, Inc. is a Corporation which was duly formed and organized under the laws of the State of Utah. The Company is engaged in the business of software publishing, manufacturing of commercial and architectural fenestration products, and computer disk duplication and fulfillment services for software publishers and technology based industries throughout the United States.

       Name Change:

       Pursuant to a vote of the Board of Directors, the Company amended the Corporation's Certificate of Incorporation to change the Corporation's name to Forte Computer Easy, Inc. effective January 3, 1995. The financial statements give retroactive effect to this change.

       Acquisition of Subsidiaries:

       Effective June 8, 1994, the Company finalized the acquisition of all of the outstanding stock of Forte, Inc. and Subsidiary, an Ohio corporation and Arizona Disk Fulfillment, Inc., an Arizona corporation.

       The acquisition of Forte, Inc. was effected through the exchange of 32,479,290 (unaudited) shares, of which 1,718,422 (unaudited) shares are subscribed of the Company's common stock for all of the outstanding shares of Forte, Inc. under a tax-free reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for financial statement purposes as a reverse acquisition, with Forte, Inc. as the acquiring company.

       The acquisition of Arizona Disk Fulfillment, Inc. was completed through the payment of $150,000 (unaudited) and the issuance of 1,900,000 (unaudited) shares of the Company's common stock for all of the outstanding shares of Arizona Disk Fulfillment, Inc. This transaction was also completed as a tax-free reorganization.

       For financial accounting purposes, the acquisitions are accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. For tax reporting purposes, these acquisitions were structured as tax-free reorganizations.

       Discontinued Operations:

       The Company has decided to discontinue its operations in the software publishing and computer disk duplication and fulfillment divisions, as disclosed in Note 11, Discontinued Operations.

       Principles of Consolidation:

       The consolidated financial statements include the accounts of Forte Computer Easy, Inc. and its wholly-owned subsidiaries, Forte, Inc. and Arizona Disk Fulfillment, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

           Pervasiveness of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Revenue Recognition:

           Computer Software:

           The Company recognizes its computer software sales revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 regarding software revenue recognition. Product revenue is recognized, net of an allowance for estimated returns, upon product shipment. The Company has established a program which enables distributors to return products for credit against future purchases.

           Contracting Revenues:

           The Company recognizes contract manufacturing income from fixed-price and modified-fixed price contracts on the percentage-of-completion method of accounting. Direct labor is allocated on a standard cost basis, based on the estimated time to manufacture each type of production unit, and manufacturing overhead is allocated by manufacturing labor hours. Installation labor is allocated by contract as incurred. Contract material costs are accumulated on a standard cost basis based upon the type of production unit manufactured under contract. The amount recorded as the percentage complete for each individual contract is based upon the units of production method. The cost of materials purchased but not utilized in completion of the manufacturing process are not considered in determining the progress toward completion.

           Incurred contract costs include all direct material utilized, labor costs, installation costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, factory costs, and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to cost and revenue and are recognized in the period in which the revisions are determined.

           The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts" represents revenues recognized in excess of amounts billed, and the liability "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts" represents revenues recorded in excess of recognized costs and estimated earnings.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

           Concentrations of Risk:

           The Company sells its software inventory on credit primarily to software distributors and national retailers who market the Company's products and other software products principally in the United States. The majority of the Company's consolidated accounts receivable balance as of December 31, 1995 and 1994 is due from six
           (6) and eight (8) (unaudited) major customers, respectively.

           In addition, the Company currently has two (2) major contracts in process from its fenestration operations, which together represent approximately fifty-four percent (54%) and forty-five percent (45%) (unaudited) of the total contracts in process at December 31, 1995 and 1994, respectively.

           Accounts Receivable:

           The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable, based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

           Inventory:

           Inventories are stated at the lower of cost or market. Cost is determined on the weighted average basis for software product inventory, and the first-in, first-out basis for all other inventory.

           Property, Plant and Equipment:

           Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and on an accelerated method for tax purposes. The estimated useful lives are as follows:


                          Buildings                 31.5 - 40 years
                          Leasehold improvements       5 -  7 years
                          Office furniture and
                            fixtures                   7 - 10 years
                          Equipment                    5 - 15 years

           Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 1995 and 1994, depreciation expense was $378,886 and $226,634 (unaudited), respectively.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

           Capitalized Software Development Costs:

           The Company capitalizes software development costs in accordance with Financial Accounting Standards Board Statement No. 86. Software development costs not qualifying for capitalization are expensed as research and development costs, as incurred. These costs totaled approximately $175,708 and $238,000 (unaudited) for the years ended December 31, 1995 and 1994, respectively.

           Capitalized costs are amortized on a product-by-product basis using straight-line amortization with useful lives of 3 to 5 years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which net book value is in excess of net realizable value. During the years ended December 31, 1995 and 1994, amortization of capitalized software development costs charged to cost of revenues totaled $109,899 and $88,509 (unaudited), respectively. Based upon management's decision to phase-out the software division, all capitalized software development costs were written off as of December 31, 1995.

           Goodwill:

           Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over 8 to 25 years. Amortization expense charged to operations for the years ended December 31, 1995 and 1994 was $47,567 and $26,413 (unaudited), respectively. The Company evaluates the estimated net realizable value of its goodwill at each balance sheet date, and records writedowns if the carrying value exceeds the expected future net operating cash flows from the related operations. If the expected future net operating cash flows are less than the carrying value, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the discounted expected future net operating cash flows from the related operations. During the current year the Company recognized an impairment of intangible assets of discontinued operations in the approximate amount of $246,083.

           Other Intangible Costs:

           Other intangible costs are comprised primarily of deferred loan costs, which are amortized over the term of the related loan on a straight-line basis. For the years ended December 31, 1995 and 1994, amortization of other intangible costs was $28,511 and $22,560 (unaudited), respectively.

           Loss Per Common Share:

           The computation of loss per common share is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for each period.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

           Income Taxes:

           Effective January 1, 1993, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income, and tax net operating loss and credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.


2.         SEGMENT REPORTING:

         The following table presents the total assets of Forte Computer Easy, Inc. and Subsidiaries at December 31, 1995 and 1994, and the net revenues and net income (loss) of Forte Computer Easy, Inc. and Subsidiaires for the year ended December 31, 1995. In addition, the net revenues and loss of Forte, Inc. for the year ended December 31, 1994 and the net revenues and income (loss) of Computer Easy International, Inc. and Arizona Disk Fulfillment, Inc. for the period June 9, 1994 through December 31, 1994, are as follows:


                                                                                                        (UNAUDITED)
                                                                                      1995                  1994
                                                                                      ----                  ----
                    Total Assets:
                       Forte Computer Easy, Inc.                                 $   150,198            $ 1,926,308
                       Forte, Inc.                                                 7,260,315              8,887,878
                       Arizona Disk Fulfillment, Inc.                                (12,892)               625,954
                                                                                 -----------            -----------
                       Total                                                     $ 7,397,621            $11,440,140
                                                                                 ===========            ===========
                    Net Revenues:
                       Forte Computer Easy, Inc.                                 $ 1,010,242            $ 1,574,357
                       Forte, Inc.                                                 5,426,260              4,396,740
                       Arizona Disk Fulfillment, Inc.                              1,541,650                429,859
                       Less: amount included in
                             discontinued operations                              (2,551,892)            (2,004,216)
                                                                                 -----------            -----------
                       Total                                                     $ 5,426,260            $ 4,396,740
                                                                                 ===========            ===========
                    Net Loss:
                       Forte Computer Easy, Inc.                                 $(1,026,029)           $  (239,780)
                       Forte, Inc.                                                   (50,538)              (255,358)
                       Arizona Disk Fulfillment,
                         Inc.                                                       (368,908)                53,341
                                                                                 -----------            -----------
                       Total                                                     $(1,445,475)           $  (441,797)
                                                                                 ===========            ===========

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.         CONTRACTS IN PROGRESS:

           At December 31, 1995, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:


                 Costs incurred on uncompleted contracts                                                $ 4,466,544
                 Profit earned to date                                                                    1,623,862
                                                                                                        -----------
                                                                                                          6,090,406
                 Less: billings to date                                                                  (6,215,712)
                                                                                                        -----------

                                                                                                        $  (125,306)
                                                                                                        ===========

           Presented in the accompanying consolidated balance sheet at December 31, 1995, as follows:

                     Costs and estimated earnings
                       in excess of billings on
                         uncompleted contracts                                                              $   246,472

                     Billings in excess of costs
                       and estimated earnings
                         on uncompleted contracts                                                              (371,778)
                                                                                                            -----------


                                                                                                            $  (125,306)
                                                                                                            ===========

4.         INVENTORIES:


           At December 31, 1995, inventories consist of the following:


                        Raw materials                                                                       $ 1,761,561
                        Finished goods                                                                          110,188
                        Work in process                                                                          44,185
                        Packaging materials and components                                                       10,898
                        Less: amounts included in net
                              assets of discontinued
                              operations                                                                       (260,000)
                                                                                                            -----------


                                                                                                            $ 1,666,832
                                                                                                            ===========

5.         REVOLVING CREDIT LINE:

           The Company had an operating agreement for a line of credit under which it could borrow $300,000 or 80% of the eligible accounts receivable of Computer Easy International, Inc. at a monthly rate of 3%. The credit line was terminated on August 31, 1995, as the Company is in default.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         RELATED PARTY TRANSACTIONS:

           The Company sells fenestration products to a contractor, whose owner is related to an officer of the Company. Sales during the years ended December 31, 1995 and 1994 totaled $43,459 and $82,537 (unaudited), respectively. No amount is owed the Company at December 31, 1995. Amounts included in accounts receivable at December 31, 1994 totaled $38,019 (unaudited) and were collected in the subsequent year.

           The Company performs management services for various rental properties owned by an officer of the Company. Management services billed during the year ended December 31, 1995 and 1994 totaled $49,804 and $29,935 (unaudited), respectively. Amounts included in accounts receivable at December 31, 1995 and 1994 totaled $14,109 and $29,935 (unaudited), respectively, and in the opinion of management, are expected to be collected in the current operating cycle.

7.         INCOME TAXES:

           For financial accounting and tax reporting purposes, the Company reports income and expenses on the accrual basis of accounting. For the year ended December 31, 1995, the Company made a provision for net federal and state income tax benefits in the approximate amount of $155,000. This tax benefit was due to the net increase of the deferred tax asset arising from the net operating loss carryforwards.

           At December 31, 1995, there are federal and state net operating loss carryforwards available to offset future federal and state taxable income, expiring as follows:


                       Federal Net                             State Net
     Expiration      Operating Loss          Expiration     Operating Loss
    December 31,      Carryforward          December 31,     Carryforward
    ------------      ------------          ------------     ------------

        2002           $   86,238               1997          $   74,152
        2005               74,252               1998             608,297
        2008              608,297               1999             564,044
        2009              564,044               2000           1,014,207
        2010            1,014,207                  -                   -
                       ----------                             ----------
                       $2,347,038                             $2,260,700
                       ==========                             ==========

           Federal net operating losses are further limited due to ownership changes to approximately $300,000 per year.

           Deferred income taxes arise from timing differences resulting from revenues and costs reported for financial accounting and tax reporting purposes in different periods. Deferred income taxes represent the tax liability or asset based on different depreciation methods used for financial accounting and tax reporting purposes, research and development costs which are expended as period costs for tax reporting purposes, contract accounting under the percentage of completion method for financial reporting and completed contract basis for tax purposes, and differences in asset basis for financial reporting and tax purposes due to the purchase method of accounting used in the business acquisitions.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.         INCOME TAXES: (Continued)

           Amounts for components of the net deferred tax liability are as follows:


              Deferred Tax Asset:
                Estimated benefit from federal and state
                  net operating loss carryforwards                                                          $  704,111

              Deferred Income Taxes Payable:
                Depreciation differences                                                                      (510,450)
                Contract accounting differences                                                               (354,234)
                                                                                                            ----------

                  Net deferred tax liability                                                                $ (160,573)
                                                                                                            ==========

8.         LONG-TERM DEBT:



           As of December 31, 1995, long-term debt consists of the following:


              Borrowings under loan agreements with a bank                                                  $2,796,125
              Lines of credit with a bank                                                                      495,000
              Borrowings under other loan agreements                                                         1,050,977
                                                                                                            ----------
                                                                                                             4,342,102
              Less: amount included in net assets of
                      discontinued operations                                                                  (77,000)
                                                                                                            ----------
                 Total long-term debt                                                                        4,265,102

                 Less: current portion of long-term debt                                                      (243,438)
                                                                                                            ----------


              Long-term debt                                                                                $4,021,664
                                                                                                            ==========


           Borrowings under loan agreements and lines of credit with a bank are collateralized by equipment, inventory, accounts receivable, assignment of a $400,000 life insurance policy on an officer of the Company, and an assignment of rents on an operating lease. The loan agreements have interest rates varying from 8.25% per annum to variable rates of prime plus 2.25% per annum. The prime rate at December 31, 1995 was 8.5%.

           Borrowings under other loan agreements are collateralized by equipment and real estate and have interest rates varying from 3% to 10% per annum.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 8.        LONG-TERM DEBT: (Continued)

           At December 31, 1995, the approximate aggregate maturities of debt for the succeeding five years, are as follows:


                               Year Ended
                              December 31,              Amount
                                 1996               $  243,438
                                 1997                  266,386
                                 1998                  259,495
                                 1999                  279,841
                                 2000                  293,443
                              Subsequent             2,922,499
                                                    ----------

                                                    $4,265,102
                                                    ==========

 9.        COMMITMENTS:

           Leasing Activities:

           The Company leases office space under an operating lease which expired April 30, 1994, with one (1) year renewal options extending to April 30, 1998. The lease requires monthly payments of approximately $1,400. The renewal option is for the same monthly payment in years two and three and approximately $1,600 per month in years four and five. The Company is responsible for payment of all maintenance, insurance and taxes. The Company has an option to purchase the premises for $125,000 prior to the expiration of the lease.

           A wholly-owned subsidiary leases manufacturing and office space under an operating lease which expires June, 1997. Rental payments are $5,865 per month and include common area charges and taxes.

           The Company also has various non-cancellable equipment operating leases. These leases require aggregate monthly payments of approximately $1,229 expiring through January, 2000.

           As of December 31, 1995, all of the aforementioned leases had expired or were cancelled.

           Employment Agreements:

           The Company has entered into an employment agreement with its Executive Vice-President through December 31, 1995, which provides for a minimum annual salary adjusted for cost-of-living changes and incentives based on the Company's attainment of specified levels of earnings. At December 31, 1994, the total commitment through December 31, 1995, excluding incentives, was $120,000.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        INCENTIVE STOCK OPTION PLANS AND STOCK OPTIONS:

           In May, 1992, the Board of Directors adopted an Employee Incentive Stock Option Plan which was approved by the shareholders in May, 1992. The plan calls for reservation of 5,000,000 shares of the Company's common stock. The plan also provides for the issuance of options to purchase the Company's common stock at 100% of the fair market value at the date of grant. Options have a maximum duration of ten (10) years after the date of grant.

           As part of the Plan and Agreement of Reorganization with Forte, Inc., stock options were granted to the former stockholders of Forte, Inc. for 4,717,698 shares at $.375 per share and are exercisable through June 8, 1998. The Plan also provides for the Company to enter into separate Stock Option Agreements dated June 7, 1994, whereby the Company has the right, for a period of one (1) year from June 8, 1994, to purchase 30% of the shares owned by certain major stockholders at the rate of $.50 per share. The number of shares which can be redeemed by the Company under this agreement is 1,940,202. All of the aforementioned options have been granted in contemplation of the Company effectuating a reverse stock split. Until said stock split is consummated or such time as additional shares are authorized or purchased for treasury, the options will not be exercisable.

           Outstanding options would be adjusted in the event of any forward or reverse stock split or similar activity.

           Stock option activity for the year ended December 31, 1995, is as follows:


                                                                                   Shares
                                                                                    Under                      Option
                                                                                   Option                      Price
                                                                                   ------                      -----

                    Outstanding, beginning of year                               6,815,548                  $.25 - $.50
                                                                                 ---------                  -----------

                    Outstanding, end of year                                     5,815,548                  $.25 - $.50
                                                                                 =========                  ===========

           In addition, during the year ended December 31, 1995, the Company sold approximately 150,000 shares of common stock, at $.50 per share, subject to put options. The put options provide the purchasers the right to put the shares to the Company one year after the date of issuance of the common stock at $.625 per share or two years after the date of issuance at $.75 per share. As of the balance sheet date, an accrual for the put option, in the amount of $75,000, has been made.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.        DISCONTINUED OPERATIONS:

           Software Division:

           On September 6, 1995, Forte Computer Easy, Inc. sold its rights to the Floor Plan Plus(TM) and 3D Design(TM) lines for $691,889, together with a $200,000 contingent payment based upon future performance goals of the acquiring company, International Microcomputer Software, Inc. (NASDAQ:IMSI). These product lines represent a significant portion of the historical sales of the software operating division. The Company determined that it was in the best long-range interest of the Company to phase-out the software division. Proceeds from the sale were utilized for debt reduction of this division.

           The software division's operating loss for the year ended December 31, 1995 of $1,026,029 (net of income tax benefit of $16,500), is shown separately in the accompanying statement of operations.

           A provision of $50,000 for expected operating losses during the final phase-out period in 1996 has been made at December 31, 1995.

           Net revenue for the software division for 1995 was $1,010,242. This revenue is not included in net revenue in the accompanying statement of operations.

           Arizona Disk Fulfillment, Inc.

           During the first quarter of 1996, the Company is in the process of adopting a plan to sell or liquidate the disk fulfillment division. The assets of this division to be sold or liquidated consist primarily of accounts receivable, inventory and duplicating equipment. The Company anticipates having this division phased-out by August 31, 1996.

           The disk and fulfillment division operating loss for the year ended December 31, 1995 of $368,908 (net of income tax benefit of $18,500), is shown separately in the accompanying statement of operations.

           Estimated losses on the disposal of the disk and fulfillment division of $227,619, which includes $80,000 for expected operating losses for the period January 1, 1996 to August 31, 1996, have been provided for at December 31, 1995.

           Net revenue for the disk fulfillment division for 1995 was $1,541,650. This revenue is not included in net revenue in the accompanying statement of operations.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.        ASSETS AND LIABILITIES TO BE DISPOSED OF:

           Assets and liabilities of the following operating divisions to be disposed of consisted of the following at December 31, 1995:


                                                                                         Disk and
                                                                     Software           Fulfillment
                                                                     Division             Division                Total
                                                                     --------             --------                -----

              Accounts receivable                                  $        -           $   60,000           $   60,000
              Inventory                                                     -              260,000              260,000
              Equipment and property                                  110,000              262,000              372,000
              Deposits                                                      -               16,000               16,000
                                                                   ----------           ----------           ----------
                 Total assets                                         110,000              598,000              708,000
                                                                   ----------           ----------           ----------
              Current portion of
                long-term debt                                         70,000                    -               70,000
              Accounts payable and current
                accrued liabilities                                         -              557,000              557,000
              Long-term debt                                                -                7,000                7,000
                                                                   ----------           ----------           ----------
                                                                       70,000              564,000              634,000
                                                                   ----------           ----------           ----------

              Net Assets to be Disposed of                         $   40,000           $   34,000           $   74,000
                                                                   ==========           ==========           ==========


           Assets and liabilities are shown at their expected net realizable value, and have been separately classified in the accompanying balance sheet at December 31, 1995.

13.        LITIGATION:

           The Company is a defendant in a lawsuit filed by an individual for non-compliance and other claims related to an employment agreement. The lawsuit seeks actual and punitive damages in excess of $129,000. The Company's legal counsel believes that the lawsuit is without merit. Therefore, as of December 31, 1995, no accrual has been made for a loss contingency related to the subject litigation claim. Management intends to vigorously defend this position.

           The Company is a defendant in a lawsuit filed by a corporation for claims relating to a contractual agreement. The plaintiff has proposed a settlement in the amount of $11,000. Counsel anticipates this matter to be resolved in the near future.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.        SUBSEQUENT EVENT:

           On January 30, 1996, Forte, Inc. restructured its long-term debt with the Second National Bank of Warren, Ohio. The debt restructure consolidated nine (9) existing loans, and provides for a fifteen (15) year amortization, with a five (5) year call. The gross proceeds of the debt restructure amounted to $2,675,000, with an interest rate of two (2) points over the bank's prime rate. The initial rate of interest is ten and one-half percent (10.5%). The loan agreement calls for monthly payments, including principal and interest, of $25,000 for the period February, 1996 through July, 1996, and thereafter monthly payments, including principal and interest, of $30,000. The note is secured by a first mortgage assignment of rents on property leased by the Company; a blanket assignment of life insurance on Frank J. Amedia, Chief Executive Officer, in the amount of $1,650,000, and all inventory, accounts, contract rights, equipment, fixtures and general intangibles.

           Subsequent to the balance sheet date, the Company entered into an agreement with a former shareholder to purchase all of the outstanding common stock owned by the shareholder. The common stock was acquired in exchange for the relief of debt owing the Company and discounted future services to be provided by the Company, in the aggregate approximate amount of $372,000. The financial statements give retroactive effect to this transaction. In addition, the Company believes that it has a claim for additional shares of common stock controlled by the shareholder, in the amount of approximately 260,000 shares.