Form 10QSB
period 1996-03-31
FORTE COMPUTER EASY INC
filed 1996-11-22
CIK 940034

                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                                    (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1996

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

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes       No  X
                                                             ----      ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common stock, $.01 par value, 48,153,794 shares outstanding at March 31, 1996

                         PART 1 - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS








                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   (UNAUDITED)
                                                    March 31,        December 31,
                                                      1996               1995
                                                      ----               ----
Current Assets:
   Cash                                          $    29,589        $   143,254
   Accounts receivable, less allowance for
     doubtful accounts and returns of
     $0 and $299,939, respectively                   490,991            437,160
   Inventory                                       1,855,370          1,666,832
   Prepaid expenses                                   27,624             31,474
   Costs and estimated earnings in
     excess of billings on
     uncompleted contracts                           137,750            246,472
                                                 -----------        -----------

        Total Current Assets                       2,541,324          2,525,192
                                                 -----------        -----------
Property, Plant and Equipment:
   Land                                               74,969             74,969
   Buildings and improvements                      2,967,947          2,957,795
   Equipment, machinery and tooling                1,839,706          2,099,581
   Office furniture and equipment                     81,100            122,709
   Vehicles                                          140,787            140,787
   Airplane                                          207,600            207,600
                                                 -----------        -----------
                                                   5,312,109          5,603,441
   Less: accumulated depreciation                 (1,065,475)
                                                                     (1,196,182)
                                                 -----------        -----------

                                                   4,246,634          4,407,259
                                                 -----------        -----------
Other Assets:
   Net assets of discontinued operations                --               74,000
   Goodwill, net                                     346,657            360,533
   Other intangible costs, net                        34,416             27,170
   Deposits and other                                  3,585              3,467
                                                 -----------        -----------

                                                     384,658            465,170
                                                 -----------        -----------

                                                 $ 7,172,616        $ 7,397,621
                                                 ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              (UNAUDITED)
                                                                                March 31,               December 31,
                                                                                  1996                      1995
                                                                                  ----                      ----
Current Liabilities:
   Current portion of long-term debt                                          $   242,000               $   243,438
   Revolving line of credit                                                       107,906                   107,906

   Amount due officer                                                              18,013                    18,013
   Accounts payable                                                               605,534                   596,369
   Accrued liabilities                                                            178,990                   457,170
   Accrued costs of discontinued
     operations                                                                   131,088                   277,619
   Billings in excess of costs
     and estimated earnings on
     uncompleted contracts                                                        208,491                   371,778
   Net liabilities of discontinued
     operations                                                                    83,510                      -
                                                                              -----------               -----------
        Total Current Liabilities                                               1,575,532                 2,072,293
                                                                              -----------               -----------
Long-Term Debt, Net of Current Portion                                          4,343,989                 4,021,664
Lease Deposit                                                                       9,575                     9,575
Deferred Tax Liability                                                            149,073                   160,573
                                                                              -----------               -----------
                                                                                4,502,637                 4,191,812
                                                                              -----------               -----------
Commitments                                                                          -                         -
Stockholders' Equity:
   Preferred stock - $.01 par value;
     20,000,000 shares authorized; no
     shares issued or outstanding                                                    -                         -
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     48,460,111 shares issued,
     48,003,794 outstanding; 1,718,422
     shares subscribed                                                            484,601                   484,601

   Paid-in capital                                                              2,669,485                 2,669,485
   Common stock subscribed                                                         79,143                    79,143
   Accumulated deficit                                                         (1,766,678)               (1,727,609)
                                                                              -----------               -----------
                                                                                1,466,551                 1,505,620
   Less: Treasury stock, 456,317
           shares at cost                                                        (372,104)                 (372,104)
                                                                              -----------               -----------
                                                                                1,094,447                 1,133,516
                                                                              -----------               -----------

                                                                              $ 7,172,616               $ 7,397,621
                                                                              ===========               ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements


                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                            March 31,           March 31,
                                                                                             1996                 1995
                                                                                             ----                 ----

Net Revenues                                                                              $   900,796          $ 1,204,135

Cost of Revenues                                                                              721,538              934,268
                                                                                          -----------          -----------

Gross Profit                                                                                  179,258              269,867

Selling, general and administrative                                                           141,600              173,299
                                                                                          -----------          -----------
Operating Income from
  Continuing Operations                                                                        37,658               96,568

Other Income (Expense):
   Other income                                                                                13,883               27,034
   Rental income                                                                               23,938               22,532
   Interest expense                                                                          (110,197)             (89,456)
   Amortization of
     intangibles                                                                              (16,651)             (14,899)
                                                                                          -----------          -----------
Income (Loss) from Continuing
  Operations before Provision
  for Income Taxes                                                                            (51,369)              41,779

Provision for Income Tax
  Benefit (Expense)                                                                            12,300              (10,400)
                                                                                          -----------          -----------
Income (Loss) from
  Continuing Operations                                                                       (39,069)              31,379

  Loss from discontinued operations of
    software division and disk and
    fulfillment division to be disposed of                                                       -                 (51,820)
                                                                                          -----------          -----------

Net Loss                                                                                  $   (39,069)         $   (20,441)
                                                                                          ===========          ===========
Earnings Per Share

Income (Loss) from Continuing Operations                                                  $      -             $      -

Loss from Discontinued Operations                                                                -                    -
                                                                                          -----------          -----------

Net Loss                                                                                  $      -             $      -
                                                                                          ===========          ===========

Weighted Average Shares Outstanding                                                        50,000,000           50,000,000
                                                                                          ===========          ===========






                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For The Fifteen Months Ended March 31, 1996 (Unaudited)

                                                                          Common                                        Total
                             Shares                        Paid-in        Stock         Treasury      Accumulated    Stockholders'
                            of Common       Common         Capital      Subscribed       Stock          Deficit         Equity
                            ---------       ------         -------      ----------       -----          -------         ------
Balance,
December 31, 1994          48,460,111    $   484,601    $ 2,669,485    $    79,143    $      --       $  (282,134)    $ 2,951,095

Acquisition of 456,317
  shares of treasury
  stock, at cost                 --             --             --             --         (372,104)           --          (372,104)

Net loss                         --             --             --             --             --        (1,445,475)     (1,445,475)
                           ----------    -----------    -----------    -----------    -----------     -----------     -----------

Balance,
December 31, 1995          48,460,111        484,601      2,669,485         79,143       (372,104)     (1,727,609)      1,133,516


Net loss (unaudited)             --             --             --             --             --           (39,069)        (39,069)
                           ----------    -----------    -----------    -----------    -----------     -----------     -----------
Balance,
March 31, 1996             48,460,111    $   484,601    $ 2,669,485    $    79,143    $  (372,104)    $(1,766,678)    $ 1,094,447
                           ==========    ===========    ===========    ===========    ===========     ===========     ===========




                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                        March 31,               March 31,
                                                                                          1996                    1995
                                                                                          ----                    ----
Cash Flows from Operating Activities:
Net Loss                                                                               $  (39,069)            $  (20,441)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
    Amortization of software development costs                                               -                    34,200
    Depreciation and amortization                                                          84,648                 92,908
    Amortization of intangibles                                                            17,951                 14,899
    Increase in provision for returns and
      doubtful accounts                                                                      -                    36,364
Changes in Assets and Liabilities:
(Increase) Decrease in Assets:
    Inventory                                                                            (203,745)                91,006
    Accounts receivable                                                                  (147,937)               510,987
    Prepaid expenses                                                                        3,850                 25,404
    Costs and estimated earnings in
      excess of billings
        on uncompleted contracts                                                          108,722                (88,848)
    Deposits and intangibles                                                              (20,504)                (5,949)
  Increase (Decrease) in Liabilities:
    Accrued liabilities                                                                   (60,736)                26,067
    Accounts payable                                                                       85,658               (486,544)
    Accrued costs of discontinued operations                                              (71,739)                  -
    Billings in excess of costs
      and estimated earnings
        on uncompleted contracts                                                         (163,287)               (51,252)
    Net deferred tax liability                                                            (11,500)               (27,299)
                                                                                       ----------             ----------

        Net cash provided (used) by operating activities                                 (417,688)               151,502
                                                                                       ----------             ----------

Cash Flows from Investing Activities:
    Capital expenditures                                                                  (20,126)               (41,362)
    Computer software development costs                                                      -                   (31,411)
                                                                                       ----------             ----------

        Net cash used by investing activities                                             (20,126)               (72,773)
                                                                                       ----------             ----------



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                        March 31,               March 31,
                                                                                          1996                    1995
                                                                                          ----                    ----

Cash Flows from Financing Activities:
    Proceeds from debt                                                                 $2,692,393             $  329,488
    Principal payments on debt                                                         (2,368,244)              (428,311)
    Payments on amount due officers                                                          -                   (10,266)
                                                                                       ----------             ----------
        Net cash provided (used) by financing
          activities                                                                      324,149               (109,089)
                                                                                       ----------             ----------

Net Decrease in Cash                                                                     (113,665)               (30,360)

Cash, Beginning of Period                                                                 143,254                122,631
                                                                                       ----------             ----------

Cash, End of Period                                                                    $   29,589             $   92,271
                                                                                       ==========             ==========




     Supplemental Disclosure of Non-Cash Investing and Financing Activities

                                                                                        March 31,              March 31,
                                                                                          1996                   1995
                                                                                          ----                   ----

Payment of accrued liability with equity
  in a building                                                                        $   31,811             $     -
                                                                                       ==========             ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation:

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary to present fairly the Company's consolidated statements for all periods presented have been made. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto of the Company for the year ended December 31, 1995.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Forte Computer Easy, Inc. and its wholly-owned subsidiaries, Forte, Inc. and Arizona Disk Fulfillment, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

         Discontinued Operations:

         The Company phased out its software operating division in late 1995 and is currently in the process of adopting a plan to sell or liquidate the disk fulfillment division by August 31, 1996.

         Results of operations for these two divisions in 1995, and the results of operations for the disk fulfillment division in 1996, are presented in the accompanying Statements of Operations as loss from discontinued operations.

         Net Loss per Common Share:

         The computation of loss per common share is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for each period.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

               General:

               The Company has decided to discontinue its operations in the software publishing and computer disk duplication and fulfillment divisions. Management is of the opinion it is in the best long-range interest of the Company to focus its financial resources in the fenestration division of the Company.

               During the three months ended March 31, 1996, the Company has made significant advancements in closing out the software publishing division and its related assets and liabilities. The Company is also in the process of adopting a plan to sell or liquidate the disk fulfillment division. The assets of this division to be sold or liquidated consist primarily of accounts receivable, inventory and duplicating equipment. The Company anticipates having this division phased out by August 31, 1996.

               Results of Operations for the Three Months Ended March 31, 1996 and 1995:

               Revenues decreased 25.2% to $900,796 for the three months ended March 31, 1996, compared to $1,204,135 for the comparable period in 1995. The decrease in revenue is attributable to two major contracts which were in process during the three month period ended March 31, 1995 and were completed during the fiscal year ending 1995.

               Gross profit decreased 33.6% to $179,258 for the three months ended March 31, 1996, compared to $269,867 for the comparable period in 1995. The gross profit percentage decreased to 19.9% for the three months ended March 31, 1996, compared to 22.4% for the comparable period in 1995. This reduction is attributable to the completion of a major contract in 1995, with a significant gross profit margin.

               Selling, general and administrative costs decreased to $141,600 for the three months ended March 31, 1996, compared to $173,299 for the comparable period in 1995. The reduction is due to an allocation of overhead costs to accrued discontinued operating costs. This allocation represents an estimated portion of costs incurred to assist in the affairs of the two discontinued divisions of the Company.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

                  Results of Operations for the Three Months Ended March 31, 1996 and 1995: (Continued)

                  Interest expense increased 23.2% to $110,197 for the three months ended March 31, 1996, compared to $89,456 for the comparable period in 1995. The increase in interest expense is attributable to new debt incurred during the three month period ended March 31, 1996, higher interest rates, and a significant loan with the City of Youngstown, which was non-interest bearing until November 1, 1995.

                  The net loss increased 91% to $39,069 for the three months ended March 31, 1996, compared to a loss of $20,441 for the comparable period in 1995. The increase in the loss is attributable to increased interest expense of $20,741 and a decrease in gross profits due to the completion of a major contract in 1995, with a significant gross profit margin.

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