Form 10QSB
period 1996-06-30
FORTE COMPUTER EASY INC
filed 1996-11-22
CIK 940034

                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1996

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

                                      Utah
--------------------------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

(IRS Employer Identification No.)                  87-0365268
                                  ----------------------------------------------

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

         Common stock, $.01 par value, 48,153,794 shares outstanding at June 30, 1996

                         PART 1 - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS



                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   (UNAUDITED)
                                                     June 30,       December 31,
                                                      1996              1995
                                                      ----              ----
Current Assets:
   Cash                                          $   185,726        $   143,254
   Accounts receivable, less allowance for
     doubtful accounts and returns of
     $0 and $299,939, respectively                   527,504            437,160
   Inventory                                       2,039,604          1,666,832
   Prepaid expenses                                   24,374             31,474
   Costs and estimated earnings in
     excess of billings on
     uncompleted contracts                            80,601            246,472
                                                 -----------        -----------

        Total Current Assets                       2,857,809          2,525,192
                                                 -----------        -----------
Property, Plant and Equipment:
   Land                                               74,969             74,969
   Buildings and improvements                      2,968,203          2,957,795
   Equipment, machinery and tooling                1,840,056          2,099,581
   Office furniture and equipment                     85,424            122,709
   Vehicles                                          157,440            140,787
   Airplane                                          207,600            207,600
                                                 -----------        -----------
                                                   5,333,692          5,603,441
   Less: accumulated depreciation                 (1,139,059)        (1,196,182)
                                                 -----------        -----------

                                                   4,194,633          4,407,259
                                                 -----------        -----------
Other Assets:
   Net assets of discontinued operations                   -             74,000
   Goodwill, net                                     333,581            360,533
   Other intangible costs, net                        32,007             27,170
   Deposits and other                                  4,698              3,467
                                                 -----------        -----------

                                                     370,286            465,170
                                                 -----------        -----------

                                                 $ 7,422,728        $ 7,397,621
                                                 ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)
                                                      June 30,        December 31,
                                                       1996               1995
                                                       ----               ----
Current Liabilities:
   Current portion of long-term debt              $   242,000        $   243,438
   Revolving line of credit                           107,906            107,906
   Amount due officer                                  18,013             18,013
   Accounts payable                                   548,315            596,369
   Net liabilities of discontinued
     operations                                       176,453                  -
   Accrued costs of discontinued operations           175,114            277,619
   Accrued liabilities                                195,548            457,170
   Billings in excess of costs
     and estimated earnings on
     uncompleted contracts                            403,886            371,778
                                                  -----------        -----------
        Total Current Liabilities                   1,867,235          2,072,293
                                                  -----------        -----------

Long-Term Debt, Net of Current Portion              4,525,198          4,021,664
Lease Deposit                                           9,575              9,575
Deferred Tax Liability                                 57,373            160,573
                                                  -----------        -----------
                                                    4,592,146          4,191,812
                                                  -----------        -----------


Commitments                                                 -                  -
Stockholders' Equity:
   Preferred stock - $.01 par value;
     20,000,000 shares authorized; no
     shares issued or outstanding                           -                  -
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     48,610,111 shares issued;
     48,153,794 outstanding; 1,718,422
     shares subscribed                                484,601            484,601
   Paid-in capital                                  2,669,485          2,669,485
   Common stock subscribed                             79,143             79,143
   Accumulated deficit                             (1,897,778)        (1,727,609)
                                                  -----------        -----------
                                                    1,335,451          1,505,620
   Less: Treasury stock, 456,317
           shares at cost                            (372,104)          (372,104)
                                                  -----------        -----------
                                                      963,347          1,133,516
                                                  -----------        -----------
                                                  $ 7,422,728        $ 7,397,621
                                                  ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                       Six Months Ended
                                          ----------------------                ------------------------
                                         June 30,         June 30,             June 30,           June 30,
                                          1996              1995                1996                1995
                                          ----              ----                ----                ----
Net Revenues                        $   618,618        $ 1,791,250        $ 1,519,414        $ 2,995,385

Cost of Revenues                        469,979          1,387,155          1,191,517          2,321,423
                                    -----------        -----------        -----------        -----------
Gross Profit                            148,639            404,095            327,897            673,962

Selling, general and
  administrative                        131,025            193,122            272,625            366,421
                                    -----------        -----------        -----------        -----------
Operating Income from
  Continuing Operations                  17,614            210,973             55,272            307,541

Other Income (Expense):
   Other income                           3,378            (19,924)            17,261              7,110
   Rental income                         23,938             22,532             47,876             45,064
   Interest expense                    (101,079)           (87,563)          (211,276)          (177,019)
   Amortization of
     intangibles                        (16,651)           (14,900)           (33,302)           (29,799)
                                    -----------        -----------        -----------        -----------
Income (Loss) from Continuing
  Operations before Provision
  for Income Taxes                      (72,800)           111,118           (124,169)           152,897

Provision for Income Tax
  Benefit (Expense)                      34,700            (47,600)            47,000            (58,000)
                                    -----------        -----------        -----------        -----------
Income (Loss) from
  Continuing Operations                 (38,100)            63,518            (77,169)            94,897

Discontinued Operations:
  Loss from operations of
    software division and
    disk fulfillment division
    to be disposed of                         -           (207,792)                 -           (259,612)
Estimated loss on disposal
  of software division and
  disk fulfillment division             (93,000)                 -            (93,000)                 -
                                    -----------        -----------        -----------        -----------

Net Loss                            $  (131,100)       $  (144,274)       $  (170,169)       $  (164,715)
                                    ===========        ===========        ===========        ===========
Earnings per Share
  Income (loss) from
    continuing operations                    (-)                 -                 (-)                 -
  Loss from discontinued
    operations and operations
    to be disposed of                        (-)                (-)                (-)                (-)
  Loss from disposal of disk
    and fulfillment division                 (-)                 -                 (-)                 -
                                    -----------        -----------        -----------        -----------

Net Loss                            $        (-)                (-)                (-)                (-)
                                    ===========        ===========        ===========        ===========
Weighted Average Shares
  Outstanding                       $49,922,245        $48,900,487        $49,922,245        $48,900,487
                                    ===========        ===========        ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For The Eighteen Months Ended June 30, 1996


                             Shares                      Paid-in        Stock        Treasury      Accumulated      Stockholders'
                            of Common       Common       Capital      Subscribed      Stock          Deficit           Equity
                            ---------       ------       -------      ----------      -----          -------           ------
Balance,
December 31, 1994           48,460,111     $484,601     $2,669,485     $79,143     $       -      $  (282,134)     $ 2,951,095

Acquisition of 456,317
  shares of treasury
  stock, at cost                     -            -              -           -      (372,104)               -         (372,104)

Net loss                             -            -              -           -             -       (1,445,475)      (1,445,475)
                           -----------     --------     ----------     -------     ---------      -----------      -----------
Balance,
December 31, 1995           48,460,111      484,601      2,669,485      79,143      (372,104)      (1,727,609)       1,133,516


Net loss (unaudited)                 -            -              -           -             -         (170,169)        (170,169)
                           -----------     --------     ----------     -------     ---------      -----------      -----------
Balance,
June 30, 1996               48,460,111     $484,601     $2,669,485     $79,143     $(372,104)     $(1,897,778)     $   963,347
                           ===========     ========     ==========     =======     =========      ===========      ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Month Period Ended
                                                              -----------------------
                                                              June 30,       June 30,
                                                              --------       --------
                                                                1996           1995
                                                              --------       --------
Cash Flows from Operating Activities:
Net Loss                                                     $(170,169)     $(164,715)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
    Depreciation and amortization                              169,294        186,655
    Amortization of software development costs                       -         68,400
    Amortization of intangibles                                 35,902         25,687
    Decrease in provision for returns and
      doubtful accounts                                              -        (63,547)
Changes in Assets and Liabilities:
   (Increase) Decrease in Assets:
    Accounts receivable                                       (194,450)       775,982
    Inventory                                                 (376,834)       253,504
    Prepaid expenses                                             7,100         45,602
    Costs and estimated earnings in
      excess of billings
        on uncompleted contracts                               165,871       (142,278)
    Deposits and intangibles                                   (22,783)       (34,232)

  Increase (Decrease) in Liabilities:
    Accounts payable                                           124,548       (398,281)
    Accrued liabilities                                        (55,851)        28,468
    Accrued costs of discontinued operations                   (32,713)             -
    Billings in excess of costs
      and estimated earnings
        on uncompleted contracts                                32,108       (126,569)
    Net deferred tax liability                                (103,200)      (100,900)
                                                             ---------      ---------

        Net cash provided (used) by operating activities      (421,177)       353,776
                                                             ---------      ---------

Cash Flows from Investing Activities:
    Capital expenditures                                       (41,709)       (81,406)
    Computer software development costs                              -        (47,761)
                                                             ---------      ---------

        Net cash used by investing activities                  (41,709)      (129,167)
                                                             ---------      ---------

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                      Six Month Period Ended
                                                      -----------------------
                                                      June 30,       June 30,
                                                      --------       --------
                                                        1996           1995
                                                      --------       --------
Cash Flows from Financing Activities:
    Proceeds from debt                              $ 2,942,000        333,886
    Principal payments on debt                       (2,436,642)      (529,772)
    Payments on amount due officers                           -        (10,879)
                                                    -----------      ---------
        Net cash provided (used) by
           financing activities                         505,358       (206,765)
                                                    -----------      ---------

Net Increase in Cash                                     42,472         17,844

Cash, Beginning of Period                               143,254        122,631
                                                    -----------      ---------

Cash, End of Period                                 $   185,726      $ 140,475
                                                    ===========      =========


     Supplemental Disclosure of Non-Cash Investing and Financing Activities

                                                 June 30,             June 30,
                                                   1996                 1995
                                                   ----                 ----
Payment of accrued liability with equity
  in a building                                $  31,811             $      -
                                               =========             ========



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             Basis of Presentation:

             The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary to present fairly the Company's consolidated statements for all periods presented have been made. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto of the Company for the year ended December 31, 1995.

             Principles of Consolidation:

             The consolidated financial statements include the accounts of Forte Computer Easy, Inc. and its wholly-owned subsidiaries, Forte, Inc. and Arizona Disk Fulfillment, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

             Discontinued Operations:

             The Company phased out its software operating division in late 1995 and has adopted a plan to sell or liquidate the disk fulfillment division by August 31, 1996.

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

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

               General:

               The Company has decided to discontinue its operations in the software publishing and computer disk duplication and fulfillment divisions. Management is of the opinion it is in the best long-range interest of the Company to focus its financial resources in the fenestration division of the Company

               The Company has made significant advancement during the six month period ended June 30, 1996 to close out the assets and liabilities of the software publishing division and its related assets and liabilities. Management believes it will have all affairs of the discontinued division finalized early in the fourth quarter of 1996.

               The Company is in the process of negotiating the sale of the disk duplication and fulfillment division to its current president for a nominal value. The Company anticipates having this transaction finalized by August 31, 1996. Based upon current negotiations, the Company has booked an additional liability for loss on disposal of discontinued operations of $150,000 in the three month period ended June 30, 1996.

               Results of Operations for the Six Months Ended June 30, 1996 and 1995:

               Revenues decreased 49.3% to $1,519,414 for the six months ended June 30, 1996, compared to $2,995,385 for the comparable period in 1995. The decrease in revenue is attributable to two major contracts which were in process during the six month period ended June 30, 1995 and were completed during 1995.

               Gross profit decreased 51.3% to $327,897 for the six months ended June 30, 1996, compared to $673,962 for the comparable period in 1995. The gross profit percentage decreased by 1% to 21.6% for the six months ended June 30, 1996, compared to 22.5% for the comparable period in 1995. The overall reduction in total gross profit for the six months ended June 30, 1996 is attributable to the significant reduction in recognized contract revenues from the comparable period in 1995.

               Selling, general and administrative costs decreased to $272,625 for the six months ended June 30, 1996, compared to $366,421 for the comparable period in 1995. The reduction in 1996 is due to an allocation of overhead costs to accrued discontinued operating costs. This allocation represents an estimated portion of costs incurred to assist in the affairs of the two discontinued divisions of the Company.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

               Results of Operations for the Six Months Ended June 30, 1996 and 1995: (Continued)

               Interest expense increased 19.4% to $211,276 for the six months ended June 30, 1996, compared to $177,019 for the comparable period in 1995. The increase in interest expense is attributable to new debt incurred during the first quarter of 1996, higher interest rates, and a significant loan with the City of Youngstown, which was non-interest bearing until November 1, 1995.

               The net loss increased 3% to $170,169 for the six months ended June 30, 1996, compared to $164,715 for the comparable period in 1995. The decrease in the net loss is primarily due to a reduction in losses incurred by discontinued software division and absorption of discontinued operating costs by the accrual for costs of discontinued operations made at December 31, 1995 and an increase in interest expense. During the six months ended
               June 30, 1996, the Company accrued an additional estimated amount of $150,000 for loss on disposal of discontinued operations.

               Results of Operations for the Three Months Ended June 30, 1996 and 1995:

               Revenues decreased 65.5% to $618,618 for the three months ended June 30, 1996, compared to $1,791,250 for the comparable period in 1995. The decrease in revenues is due to two major contracts which were in process during the three month period ended June 30, 1995, and were completed during 1995.

               Gross profit decreased 63.2% to $148,639 for the three months ended June 30, 1996, compared to $404,095 for the comparable period in 1995. The gross profit percentage increased to 24.0% for the three months ended June 30, 1996, compared to 22.6% for the comparable period in 1995. This increase in gross profit percentage is due to a high percentage of revenue recognized on a contract with an above average gross profit margin.

               Selling, general and administrative costs decreased to $131,025 for the three months ended June 30, 1996, compared to $193,122 for the comparable period in 1995. This reduction is mainly due to an allocation of overhead cost to accrued discontinued operating costs. The allocation represents an estimated portion of costs incurred to assist the affairs of the two discontinued divisions of the Company.

               Interest expense increased 15.4% to $101,079, for the three months ended June 30, 1996, compared to $87,563 for the comparable period in 1995. The increase in interest expense is due to new debt incurred during the three month period ended March 31, 1996, higher interest rates and a significant loan with the City of Youngstown which was non-interest bearing until November 1, 1995.

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

               Results of Operations for the Three Months Ended June 30, 1996 and 1995: (Continued)

               The net loss decreased 33.7% to $131,100 for the three months ended June 30, 1996, compared to a loss of $144,274 for the comparable period in 1995. The decrease in the loss is attributable to reduction of losses incurred by the discontinued software division and absorption of discontinued operating costs by the accrual for costs of discontinued operations made at December 31, 1995. During the three months ended June 30, 1996, the Company accrued an additional estimated amount of $150,000 for loss on disposal of discontinued operations.

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