Form 10QSB
period 1996-09-30
FORTE COMPUTER EASY INC
filed 1996-11-22
CIK 940034

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1996

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

_______________________________________________________________
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

         Common stock, $.01 par value, 48,605,794 shares outstanding at September 30, 1996

                         PART 1 - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  (UNAUDITED)
                                                 September 30,        December 31,
                                                     1996                1995
                                                     ----                ----
Current Assets:
   Cash                                          $   255,549        $   143,254
   Accounts receivable, less allowance for
     doubtful accounts and returns of
     $0 and $299,939, respectively                   198,394            437,160
   Inventory                                       1,782,078          1,666,832
   Prepaid expenses                                   15,002             31,474
   Costs and estimated earnings in
     excess of billings on
     uncompleted contracts                            43,574            246,472
                                                 -----------        -----------

        Total Current Assets                       2,294,597          2,525,192
                                                 -----------        -----------
Property, Plant and Equipment:
   Land                                               74,969             74,969
   Buildings and improvements                      2,968,203          2,957,795
   Equipment, machinery and tooling                1,839,282          2,099,581
   Office furniture and equipment                     85,423            122,709
   Vehicles                                          171,725            140,787
   Airplane                                             --              207,600
                                                 -----------        -----------
                                                   5,139,602          5,603,441
   Less: accumulated depreciation                 (1,118,303)        (1,196,182)
                                                 -----------        -----------

                                                   4,021,299          4,407,259
                                                 -----------        -----------
Other Assets:
   Net assets of discontinued operations                --               74,000
   Goodwill, net                                     318,926            360,533
   Other intangible costs, net                        29,598             27,170
   Deposits and other                                  2,913              3,467
                                                 -----------        -----------

                                                     351,437            465,170
                                                 -----------        -----------

                                                 $ 6,667,333        $ 7,397,621
                                                 ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (UNAUDITED)
                                                   September 30,       December 31,
                                                       1996               1995
                                                       ----               ----
Current Liabilities:
   Current portion of long-term debt              $   242,000        $   243,438
   Revolving line of credit                           107,906            107,906
   Amount due officer                                  18,013             18,013
   Accounts payable                                   353,673            596,369
   Accrued liabilities                                 53,455            457,170
   Net liabilities of discontinued
     operations                                       209,945               --
   Accrued costs of discontinued operations              --              277,619
   Billings in excess of costs
     and estimated earnings on
     uncompleted contracts                             17,408            371,778
                                                  -----------        -----------
        Total Current Liabilities                   1,002,400          2,072,293
                                                  -----------        -----------

Long-Term Debt, Net of Current Portion              4,429,684          4,021,664
Lease Deposit                                           9,575              9,575
Deferred Tax Liability                                 92,273            160,573
                                                  -----------        -----------
                                                    4,531,532          4,191,812
                                                  -----------        -----------

Commitments                                              --                 --
Stockholders' Equity:
   Preferred stock - $.01 par value;
     20,000,000 shares authorized; no
     shares issued or outstanding                                           --
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     48,610,111 shares issued; 48,605,794
     and 48,153,794 shares outstanding,
     respectively; 1,718,422 shares
     subscribed                                       484,601            484,601


   Paid-in capital                                  2,413,902          2,669,485
   Common stock subscribed                             79,143             79,143
   Accumulated deficit                             (1,840,724)        (1,727,609)
                                                  -----------        -----------
                                                    1,136,922          1,505,620
   Less: Treasury stock, 4,317 and 456,317
           shares, respectively at cost                (3,521)          (372,104)
                                                  -----------        -----------
                                                    1,133,401          1,133,516
                                                  -----------        -----------
                                                  $ 6,667,333        $ 7,397,621
                                                  ===========        ===========



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                         Three Months Ended                       Nine Months Ended
                                         ------------------                       -----------------
                                    September 30,     September 30,      September 30,       September 30,
                                        1996               1995               1996               1995
                                    -----------        -----------        -----------        -----------
Net Revenues                        $ 1,115,699        $ 1,365,903        $ 2,635,113        $ 4,361,288

Cost of Revenues                        895,515          1,219,943          2,087,032          3,541,366
                                    -----------        -----------        -----------        -----------

Gross Profit                            220,184            145,960            548,081            819,922

Operating Costs:
   Selling, general and
     administrative                     224,571            166,479            497,196            532,900
                                    -----------        -----------        -----------        -----------

Income Loss                              (4,387)           (20,519)            50,885            287,022

Other Income (Expense):

   Gain on sale of assets               123,439                 --            123,439                 --
   Other income (expense)                (4,420)            29,908             12,841             37,018
   Rental income                         24,029             22,532             71,905             67,596
   Interest expense                     (74,370)           (77,860)          (285,646)          (254,879)
   Amortization of
     intangibles                        (16,630)           (14,900)           (49,932)           (44,699)
                                    -----------        -----------        -----------        -----------
Income (Loss) from Continuing
  Operations before Provision
  for Income Taxes                       47,661            (60,839)           (76,508)            92,058

Provision for Income Tax
  Benefit (Expense)                     (18,000)            23,100             29,000            (34,900)
                                    -----------        -----------        -----------        -----------
Income (Loss) from
  Continuing Operations                  29,661            (37,739)           (47,508)            57,158

Discontinued Operations:
  Loss from operations of
  software division and
  disk fulfillment
  division                              (35,454)          (301,378)           (35,454)          (560,990)

Income (Loss) on disposal
  of disk fulfillment
  division                               62,847                 --            (30,153)                --
                                    -----------        -----------        -----------        -----------

Net Income (Loss)                   $    57,054        $  (339,117)       $  (113,115)       $  (503,832)
                                    ===========        ===========        ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (UNAUDITED)

                                                        Three Months Ended                       Nine Months Ended
                                                 --------------------------------         --------------------------------
                                                 September 30,       September 30,        September 30,       September 30,
                                                   1996                 1995                 1996                 1995
                                                   ----                 ----                 ----                 ----
Earnings Per Share

Income (Loss) from
  Continuing Operations                         $     -              $     -              $     -              $     -

Loss from Discontinued
  Operations and Operations
  to be Disposed of                                   -                    -                    -                    (.01)

Income (Loss) from Disposal
  of disk and fulfillment
  division                                            -                    -                    -                    -
                                                ----------           ----------           ----------           ----------

Net Income (Loss)                               $     -              $     -              $     -              $     (.01)
                                                ==========           ==========           ==========           ==========

Weighted Average Shares
  Outstanding                                   49,813,420           49,630,799           49,813,420           49,630,799
                                                ==========           ==========           ==========           ==========





                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For The Nine Months Ended September 30, 1996 (Unaudited)

                                                                    Additional          Common
                               Shares                                Paid-in              Stock            Treasury
                              of Common           Common             Capital            Subscribed         Stock
                              ---------           ------             -------            ----------         -----

Balance, December 31,
  1995                        48,460,111       $   484,601       $ 2,669,485        $    79,143       $  (372,104)

Sale of treasury stock                --                --          (255,583)                --           368,583

Net loss (unaudited)                  --                --                --                 --                --
                             -----------       -----------       -----------        -----------       -----------
Balance, September 30,
  1996                        48,460,111       $   484,601       $ 2,413,902        $    79,143       $    (3,521)
                             ===========       ===========       ===========        ===========       ===========


                                                       Total
                                   Accumulated      Stockholders'
                                     Deficit           Equity
                                     -------           ------

Balance, December 31,
  1995                          $(1,727,609)       $ 1,133,516

Sale of treasury stock                   --            113,000

Net loss (unaudited)               (113,115)          (113,115)
                                -----------        -----------
Balance, September 30,
  1996                          $(1,840,724)       $ 1,133,401
                                ===========        ===========




                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Nine Month Period Ended
                                                                                  ------------------------------
                                                                                  September 30,     September 30,
                                                                                  -------------     -------------
                                                                                       1996              1995
                                                                                       ----              ----
Cash Flows from Operating Activities:

  Net Loss                                                                         $(113,115)       $(503,832)

  Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
      Depreciation and amortization                                                  227,451          281,977
      Amortization of software development costs                                          --          141,247
      Amortization of intangibles                                                     49,932           65,201
      Decrease in provision for returns and
        doubtful accounts                                                                 --          (71,947)
      Gain on sale of assets                                                        (123,439)         (77,601)

Changes in Assets and Liabilities:

   (Increase) Decrease in Assets:

      Accounts receivable                                                            174,660          591,626
      Inventory                                                                     (115,246)         416,386
      Prepaid expenses                                                                16,472           68,031
      Costs and estimated earnings in excess
        of billings on uncompleted contracts                                         202,898          (44,541)
      Deposits and intangibles                                                       (10,199)           5,641

  Increase (Decrease) in Liabilities:

      Accounts payable                                                              (242,696)        (385,410)
      Accrued liabilities                                                           (371,904)          25,055
      Accrued costs of discontinued operations                                      (207,827)
      Net liabilities of discontinued operations                                     303,945
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                           (354,370)         124,025
      Net deferred tax liability                                                     (68,300)        (308,700)
                                                                                   ---------        ---------
        Net cash provided (used) by operating
          activities                                                                (631,738)         327,158
                                                                                   ---------        ---------

Cash Flows from Investing Activities:

      Capital expenditures                                                           (97,376)        (121,943)
      Computer software development costs                                                 --          (30,102)
      Proceeds from the sale of assets                                               250,000           50,000
                                                                                   ---------        ---------

        Net cash provided (used) by investing
          activities                                                                 152,624         (102,045)
                                                                                   ---------        ---------


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                   Nine Month Period Ended
                                              --------------------------------
                                              September 30,       September 30,
                                                 1996                1995
                                                 ----                ----
Cash Flows from Financing Activities:
    Proceeds from sale of treasury stock       $   113,000        $        --
    Proceeds from debt                           2,942,000            337,971
    Principal payments on debt                  (2,463,591)          (661,085)
    Payments on amount due officers, net                --            (20,164)
                                               -----------        -----------
        Net cash provided by financing
          activities                               591,409           (343,278)
                                               -----------        -----------

Net Increase in Cash                               112,295           (118,165)

Cash, Beginning of Year                            143,254            122,631
                                               -----------        -----------
Cash, End of Year                              $   255,549        $     4,466
                                               ===========        ===========






     Supplemental Disclosure of Non-Cash Investing and Financing Activities

                                                   September 30,      September 30,
                                                   -------------      -------------
                                                      1996               1995
                                                      ----               ----
Payment of accrued liability with equity
  in a building                                    $31,811            $    --
                                                   =======            =======



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Basis of Presentation:

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary to present fairly the Company's consolidated statements for all periods presented have been made. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto of the Company for the year ended December 31, 1995.

        Principles of Consolidation:

        The consolidated financial statements include the accounts of Forte Computer Easy, Inc. and its wholly-owned subsidiary, Forte, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

        Discontinued Operations:

        The Company has phased out its software operating division in late 1995 and has sold the disk and fulfillment division effective August 1996.

        Results of operations for these two divisions in 1995 and the results of operations for the disk fulfillment division in 1996 are through its sale presented in the accompanying Statements of Operations as loss from discontinued operations.

        Income (Loss) Per Common Share:

        The computation of income (loss) per common share is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for each period.

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

   The Company has made significant advancement during the nine month period ended September 30, 1996, to close out the assets and liabilities of the software publishing division and its related assets and liabilities. Management believes it will have all affairs of the discontinued division finalized early in the fourth quarter of 1996.

   The Company finalized the sale of the disk duplication and fulfillment division to its current president for a minimal value. This transaction was finalized on August 5, 1996.

   Reorganization Negotiations:

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

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Reorganization Negotiations: (Continued)

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

    Results of Operations for the Nine Months Ended September 30, 1996 and 1995

    Revenues decreased 39.6% to $2,635,113 for the nine months ended September 30, 1996, compared to $4,361,288 for the comparable period in 1995. The decrease is attributable to two major contracts which were in process during the nine month period ended September 30, 1995, and were completed during 1995.


    Gross profit decreased 33.2% to $548,081 for the nine month ended September 30, 1996, compared to $819,922 for the comparable period in 1995. The gross profit percentage increased 10.6% to 20.8% for the nine months ended September 30, 1996, compared to 18.8% for the comparable period in 1995. The overall reduction in total gross profit for the nine months ended September 30, 1996, is attributable to the significant reduction in recognized contract revenues from the comparable period in 1995.

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Results of Operations for the Nine Months Ended September 30, 1996 and 1995 (Continued)

    Selling general and administrative costs decreased to $497,196 for the nine months ended September 30, 1996, compared to $532,900 for the comparable period in 1995. The reduction in 1996 is due to an allocation of overhead costs to accrued discontinued operating costs. This allocation represents an estimated portion of costs incurred to assist in the affairs of the two discontinued divisions of the Company. This allocation of overhead costs to accrued discontinued operating costs during the nine months ended September 30, 1996, was offset by increased costs in administrative compensation, travel and related expenses of approximately $121,000.

    Interest expense increased 12.1% to $285,646 for the nine months ended September 30, 1996, compared to $254,879 for the comparable period in 1995. The increase in interest expense is attributable to new debt incurred during the first quarter of 1996, higher interest rates, and a significant loan with the City of Youngstown which was non-interest bearing until November 1, 1995.

    The net loss decreased 77.5% to $113,115 for the nine months ended September 30, 1996, compared to $503,832 for the comparable period in 1995. The decrease in the net loss is primarily due to a reduction in losses incurred by discontinued software division and absorption of discontinued operating costs by the accrual for costs of discontinued operations made at December 31, 1995. The loss during the nine months ended September 30, 1996, was also mitigated by a gain on the sale of the Company airplane and miscellaneous non-producing manufacturing equipment.

    Results of Operations for the Three Months Ended September 30, 1996 and 1995


    Revenues decreased 18.3% to $1,115,699 for the three months ended September 30, 1996, compared to $1,365,903 for the comparable period in 1995. The decrease in revenues is due to two major contracts which were in process during the three month period ended September 30, 1995, and were completed during 1995.

                    FORTE COMPUTER EASY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

    Results of Operations for the Three Months Ended September 30, 1996 and 1995 (Continued)

    Gross profit increased 50.8% to $220,184 for the three months ended September 30, 1996, compared to $145,960 for the comparable period in 1995. The gross profit percentage increased to 19.7% for the three months ended September 30, 1996, as compared to 10.3% for the comparable period in 1995. This increase in gross profit percentage is due to a high percentage of revenue recognized on a contract with an above average gross profit margin during the three months ended September 30, 1996. The gross profit margin percentage for the three months ended September 30, 1995, was also below average due to increased unabsorbed manufacturing burden which was flowed through this three month period of operations.

    Selling, general and administrative costs increased to $224,571 for the three months ended September 30, 1996, compared to $166,479 for the comparable period in 1995. This increase during the three months ended September 30, 1996, is mainly attributable to increased administrative compensation, travel and related costs. These increased costs were offset by a final allocation of overhead costs against accrued discontinued operating costs. This allocation represents an estimated portion of overhead costs incurred to assist in the affairs of the two discontinued divisions of the Company.

    The Company reported net income of $57,054 for the three months ended September 30, 1996, compared to a loss of $339,117 for the comparable period in 1995. The net income for the three months ended September 30, 1996, is mainly attributable to the gain on the sale of the Company airplane and non-producing manufacturing assets and an adjustment for an overaccrual made during the second quarter of 1996 for loss on disposal of discontinued operations.

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