Form 10-K
period 1996-12-31
FORTE COMPUTER EASY INC
filed 1997-04-01
CIK 940034

                                    FORM 10-K
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 1996
                            -----------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

                         Commission File Number: 0-25634
                                                 -------

                            FORTE COMPUTER EASY, INC.
              -----------------------------------------------------
             (exact name of Registrant as specified in its charter)

             Utah                                             87-0365268
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1350 Albert Street, Youngstown, Ohio                                   44505
--------------------------------------------------------------------------------

(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:               330-746-1331
                                                                  ------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                       ----
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 [X] Yes [ ] No

         Indicate by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 [ ] Yes [X] No

         State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                        $10,519,000 as of March 27, 1997

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 [ ] Yes [ ] No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

         48,605,794 shares of Common Stock, $.01 par value, and 1,000,000 shares of Series A Convertible Preferred Stock, $.01 par value (which is convertible into Common Stock) as of March 28, 1997. There are no other classes of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933:  None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1.           BUSINESS                                                   1

ITEM 2.           PROPERTIES                                                 7

ITEM 3.           LEGAL PROCEEDINGS                                          7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS' MATTERS                                      9

ITEM 6.           SELECTED FINANCIAL DATA                                    9

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        11

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                19

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                       45

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         46

ITEM 11.          EXECUTIVE COMPENSATION                                     47

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                 49

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             51

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K                                                54

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Forte Computer Easy, Inc. (the "Company") is a Utah corporation with operating subsidiaries: Forte, Inc., an Ohio corporation ("Forte") and American Architectural Products, Inc., a Delaware corporation ("AAP").

     The Company has been engaged in the business of manufacturing residential, commercial and architectural windows and doors (also known as "fenestration" products) since the acquisition of Forte in 1994. The Company was previously engaged in the businesses of computer software publishing and computer disk duplication and fulfillment; however, as described below, the Company has discontinued its operations in these businesses and concentrated its efforts on the fenestration business. Management of the Company concluded, for the reasons described below, that the long-term interests of the Company would be best served if the Company discontinued its operations in these businesses. Accordingly, in November of 1995 and August of 1996, respectively, the Company entered into transactions to dispose of its software publishing and disk duplication/fulfillment businesses.

     The original business of the Company was conducted by Computer Easy, Inc., an Arizona corporation which was incorporated on August 2, 1983. Empire Oil, Inc., a Utah corporation and predecessor of the Company, acquired the stock of Computer Easy, Inc. in 1984. In September of 1985, the assets of Computer Easy, Inc. were assigned to Empire Oil, Inc., the name of the surviving corporation was subsequently changed to Computer Easy International, Inc. and the separate existence of Computer Easy, Inc. was terminated. The name of the Company was changed from Computer Easy International, Inc., to Forte Computer Easy, Inc. as of January 3, 1995.

     On December 18, 1996, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of AAP through a reverse acquisition. AAP and its operating units consist of Eagle Window & Door, Inc. ("Eagle"), Taylor Building Products Company ("Taylor") and Mallyclad Corp. and Vyn-L Corporation ("Mallyclad"). AAP was formed on June 19, 1996 for the purpose of acquiring Eagle and Taylor as a foundation for penetrating the architectural products industry and capitalizing on the consolidation of small to middle-market companies to provide a broad product offering to fenestration customers.

     The Company intends to change its name, subject to shareholder approval, to more accurately reflect the current nature of its business.

     The principal executive offices of the Company are located at 1350 Albert Street, Youngstown, Ohio 44505, and the Company's telephone number is (330) 746-1331.

Description of Business

     Forte Computer Easy, Inc. is not directly engaged in business operations. The business of the Company is conducted through Forte and AAP. AAP includes the Eagle Window & Door, Taylor Building Products Company and Mallyclad. Mallyclad was merged into AAP prior to the acquisition of AAP by the Company. The following diagram reflects the Company's current structure.

                          Forte Computer Easy, Inc.
                -------------------------------------------------
               |                                                 |
    -----------------------                                 ------------
     AMERICAN ARCHITECTURAL
     PRODUCTS, INC.                                         FORTE, INC.
    -----------------------                                 ------------
              |---------------------------------------------------
              |             |          |           |             |
    ----------------------  |  ------------------- |  -------------------
         MALLYCLAD          |  EAGLE WINDOW &      |  TAYLOR BUILDING
        CORPORATION         |     DOOR, INC.       |  PRODUCTS COMPANY
            AND             |     of Dubuque, IA   |  of West Branch, MI
     VYN-L CORPORATION      |  (a division of AAP) |  (a division of AAP)
    of Madison Heights, MI  |                      |
    (a division of AAP)     |                      |
    ----------------------  |  ------------------- |  --------------------
                            |                      |
                      --------------      ------------------
                      EAGLE SERVICE        EAGLE WINDOW
                         COMPANY             & DOOR
                      of Dubuque, IA       OF BELLEVUE, INC.
                                           of Bellevue, WA
                      --------------      ------------------


     The Company has been principally engaged in the fenestration business since the acquisition of Forte in 1994. The Company and the AAP operating divisions commenced business at various times. Forte began manufacturing fenestration products in 1990, Eagle in 1977, Taylor in 1946, and Mallyclad recently has expanded the scope of its business to enter the fenestration industry.

     The current business of the Company consists of the manufacturing and distribution of a wide variety of fenestration products, including doors, windows, security screens, storm doors and screen doors. The Company continually strives to improve its products and to refine its product mix to better meet the demands of its customers. As discussed below under "Business Strategy", management believes changes in the fenestration industry will provide the Company with significant opportunities for future growth.

     Forte was formed to fill a perceived gap which developed in the commercial fenestration market as a result of a number of plant closings and mergers among manufacturers of commercial fenestration products. The original market targeted by Forte was renovation and retrofit products, as opposed to new construction. The first products developed by Forte placed great emphasis on energy savings and security through sales of thermally improved replacement windows and window protection screens of high grade construction, safe operation and architecturally aesthetic appeal. The original product line of Forte consisted of a variety of product variations with numerous applications, including security screen lines, security screen door lines, storm door lines and storm window lines.

     Forte acquired various product line offerings in the early 1990's. In October of 1991, Forte purchased the commercial window product lines and a glass insulating product line of Airmaster Corporation. This transaction was consummated in early 1992 and the product lines were moved to Forte's headquarters in Youngstown, Ohio, at which time Forte began to do business as "Forte/Airmaster."

     In July of 1993, Forte acquired from Season-All Industries, Inc. ("Season-All") machinery and equipment related to certain commercial window product lines, select inventories, and other related assets. In addition, Forte was assigned major retrofit contracts from Season-All.

     Upon the closing of the Season-All acquisition described above, Forte made arrangements with AMAS, Inc., an affiliated Ohio corporation ("AMAS") which owned a building located at 1450 Albert Street, Youngstown, Ohio (the "AMAS Building") adjacent to the office and manufacturing plant of Forte, to lease from AMAS approximately 120,000 square feet of manufacturing and office space in that facility. Forte began production in the AMAS Building in the fall of 1994.

     All of the issued and outstanding common stock of Forte was acquired by the Company on June 8, 1994, in exchange for 33,110,092 shares of the Company's common stock and options to acquire 4,881,918 shares of the Company's common stock, based upon an approximate net book value of Forte of $3.6 million. In connection with the Company's acquisition of Forte, AMAS was merged into Forte. The shareholders of AMAS, received 1.660 shares of Forte common stock in exchange for each outstanding share of AMAS common stock.

     AAP was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. and Taylor Building Products Company on August 29, 1996. Both Eagle and Taylor were merged into AAP on August 29, 1996. AAP acquired the stock and certain assets and liabilities of Eagle and Taylor from MascoTech, Inc. The purchase price approximated $22,000,000. Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors.

     On October 25, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with AAP Holdings, Inc., a Delaware corporation ("AAPH") and parent of AAP. The transaction contemplated by the Reorganization Agreement was consummated on December 18, 1996. Pursuant to the Reorganization Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") of the Company. The Preferred Stock is convertible into 75,486,324 shares of the Company's common stock which is equal to sixty percent (60%) of the issued and outstanding common stock of the Company on the closing date of the transaction. In addition, the Company issued to AAPH options to purchase 8,798,322 shares which is equal to 1.5 times the number of shares of the Company's common stock subject to options previously issued by the Company which were outstanding on the closing date of the transaction. Such options are identical in price and exercise terms to the previously outstanding options. The Company and AAPH also agreed that Mallyclad Corp. and Vyn-L Corporation, which were separate companies controlled by AAPH's ultimate controlling shareholder, would be merged into AAP prior to the completion of this transaction.

     The conversion ratio of the Preferred Stock was negotiated between the Company and AAPH based upon, among other things, the estimated fair market values of the respective entities as well as the synergies of management and operations.

     On June 25, 1996, the controlling shareholder of AAPH acquired ownership of Mallyclad. The purchase price was approximately $1,009,000. On December 18, 1996, Mallyclad was merged into AAP in accordance with the previous agreement between AAPH and the Company.

     AAP is engaged in the fenestration manufacturing business through its principal operating divisions, Eagle and Taylor. Eagle's primary product line consists of aluminum clad and all-wood window and door products which are targeted to high-end residential and certain "institutional" niche markets. Taylor's primary products consist of urethane-insulated steel entry doors and polystyrene-insulated steel garage doors. Management expects the acquisition of AAP to dramatically increase the Company's sales volume and to significantly enhance the Company's competitive and strategic position in the manufacture and distribution of windows, doors and other fenestration products.

     Eagle was formed in 1977, when a facility formerly operated by Caradco, another window manufacturer, was vacated. Caradco had operated a window plant at the current Eagle location but, in 1977, moved its operations to a new location. Eagle was conceived to take advantage of Caradco's vacant operations and launch a new line of "high end" windows for custom homes. Eagle's founder was Windor, Inc., a former distributor of Caradco products.

     MascoTech, Inc. acquired Eagle in 1987 and Eagle became a part of MascoTech Inc.'s architectural products group of building products manufacturers. Eagle greatly expanded its product line offering to keep pace with changing style trends and competition. Despite its product offering, Eagle's results were adversely impacted by its growing complexity of its operations and general market conditions. On August 29, 1996, Eagle was acquired by AAP.

     As stated above, Taylor's primary products consist of urethane-insulated steel entry doors and polystyrene-insulated steel garage doors. Taylor began building entry doors in 1962 and garage doors in 1946. Taylor operated as Taylor Door Co., a privately held company, until MascoTech, Inc. purchased the operating unit in 1987. MascoTech, Inc. combined this purchase with other product lines, including Perma Door, and consolidated various operating units throughout the country into the Taylor location. During this time, Taylor automated its manufacturing process and continued to reduce its product offering to optimize profitability. Taylor continued to operate as a separate production facility within the MascoTech Inc. architectural products group until the purchase by AAP on August 29, 1996.

     Mallyclad and Vyn-L process and manufacture vinyl clad steel and aluminum coils and cut-to-length sheets. Primary markets are the construction, appliance and automotive industries.

     The following table sets forth sales by product class for the Company. The data of the Company for 1996 represent sales from the date of inception (June 19, 1996) to December 31, 1996. The proforma data for 1995 and 1996 represent sales assuming that the acquisitions of Eagle, Taylor and Mallyclad by AAP, and the reverse acquisition between AAP and the Company occurred on January 1, 1995.

     (dollars in thousands)               Proforma                 The Company
                                          --------
                                    1995             1996             1996
                                    ----             ----             ----
     Wood windows and doors       $29,416           $42,482         $16,867
     Steel doors                   22,904            12,753           4,107
     Steel garage doors            20,643             8,460           2,750
     Other                          9,568             6,462           1,524
                                    -----             -----           -----
                                  $82,531           $70,157         $25,248
                                  =======           =======         =======

     The Company's operating subsidiaries currently market their products primarily in the continental United States. Eagle, the Company's largest operating division, also exports window and door products to Mexico and the Pacific Rim. Although currently not significant, the Company plans to increase exports of products as opportunities arise. Eagle currently services over one hundred distributor customers, most of whom sell the products to building contractors or homeowners. Approximately two-thirds of Eagle's sales are attributable to high-end new residential construction markets, and the remainder to light commercial construction and renovation markets. Taylor has designed a marketing program for its steel entry doors incorporating retail display, merchandising and training its distributors, primarily lumberyards and home centers. Taylor also sells garage door panels to installing garage door dealers. Mallyclad manufacturers vinyl metal laminates for a wide variety of end uses, including production of vinyl metal doors, commercial roofing products and vinyl clad metals for various applications. Products are marketed through manufacturers representatives located throughout the United States. Forte markets its products through a combination of sales representatives, direct marketing and bidding on publicly advertised projects. The Company plans to integrate its operating subsidiaries' products into the existing distribution channels and markets of each of its constituent companies.

     While the impact of certain customers may be significant to a specific operating unit of the Company, the Company as a consolidated unit is not dependent on any single customer or small group of customers and does not expect to derive a substantial portion of its sales from such customers. The Company projects that Eagle will account for approximately 54% of total sales in 1997. In 1996, Eagle's largest customer accounted for only 6% of its total sales and Eagle's ten largest customers accounted for less than half of its total sales. The Company projects that Taylor will account for approximately 30% of total sales in 1997. In 1996, Taylor's largest customer accounted for only 11% of its total sales and its ten largest customers accounted for only 51% of Taylor's sales. The Company projects that Forte will account for approximately 9% of total sales in 1997. In 1996, Forte substantially completed a contract which accounted for 23% of Forte's sales. Because of the different nature of Forte's sales pattern, that of specific contract orders rather than repeat customers, the Company cannot accurately forecast whether any customer will account for a substantial portion of Forte's sales in the future. Mallyclad, which the Company projects to generate approximately 7% of total sales in 1997, is, like Taylor and Eagle, not dependent on any particular customer or customers. In 1996, Mallyclad's largest customer accounted for only 8% of its total sales and its ten largest customers accounted for less than half of its total sales.

     The fenestration industry is highly competitive. The Company competes for customers with other window manufacturers, door manufacturers and assemblers of related products, many of which have significantly greater financial, marketing and other resources than the Company. The Company estimates that the residential fenestration industry generates approximately $6.5 billion in sales annually, of which the Company's market share is small. The Company's sales, however, have begun to grow as the Company has expanded through acquisition.

     The Company is working towards improving its competitive position in the market in several ways. It has begun to exploit each operating unit's existing distribution channels and market bases by coordinating the distribution of products through such channels. The Company's operating units also are targeting geographic market expansion. In addition, Eagle and Taylor have organized sales training and development programs for retailers. Taylor recently implemented a marketing strategy, unique in the industry, of selling steel garage door panels rather than selling complete door units. The Company believes this strategy eliminates the overhead associated with carrying garage door hardware and capitalizes on a trend of garage door dealers purchasing hardware directly from manufacturers rather than purchasing total packages. In addition, the company expects that Mallyclad's specially designed laminating facility will provide certain competitive advantages over many other laminators in the vinyl metal door business. Mallyclad also plans to take advantage of the replacement of tar and pebble commercial roofing with complete vinyl film systems.

     During the second quarter of 1997, the Company will be seeking shareholder approval of a reincorporation of the Company in Delaware from Utah and the change of the Company's name to American Architectural Products Corporation. For many years, Delaware has followed a policy of encouraging incorporation in that State. In furtherance of that policy, Delaware has adopted comprehensive modern and flexible corporate laws which periodically are updated and revised to meet changing business needs. As a result, many major corporations initially have chosen Delaware for their domicile or subsequently have reincorporated in Delaware in a manner similar to that proposed by the Company. Delaware courts have developed considerable expertise in dealing with corporate issues, and a substantial body of case law has developed construing Delaware law and establishing public policies with respect to Delaware corporations. The favorable business corporation laws of Delaware should benefit the Company by allowing it to conduct its affairs in a more flexible and efficient manner. Additionally, neither the Company's principal offices nor any of the Company's employees are located in Utah and, as such, the Company has no important ties to or presence in Utah that would make incorporation in Utah convenient for the Company.

     On October 31, 1996, the Company entered into a Letter of Intent to acquire all the outstanding shares of common stock of Western Insulated Glass, Co., an Arizona corporation ("Western"). The transaction was consummated on March 14, 1997. Western manufactures and distributes custom aluminum windows and doors, principally to the residential home market. The Company believes that the acquisition of Western, located in Phoenix, Arizona, will broaden its geographic penetration in the custom aluminum window industry. Western distributes its products primarily in Arizona, Nevada and California. The Company also plans to use Western to expand the geographic markets and increase sales volumes for its Eagle and Taylor product lines by using Western as a distributor for these products in the States presently serviced by Western. This will permit Western to broaden its product offerings to include wood windows and patio doors, steel entry doors, and garage doors.

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

     The Company's business plan contemplates that the Company will target as acquisition candidates small and medium-sized, established fenestration companies and related material manufacturers that are leaders in established national or regional niche markets. The Company intends to pursue acquisition candidates that produce fenestration products and related materials which complement the Company's growth and marketing strategy. In evaluating acquisition candidates, the Company will focus on those candidates that display strong growth potential, a stable customer base and predictable cash flows. Following consummation of its acquisitions, the Company intends to implement financial and operational improvements, product-line enhancements and synergistic acquisitions to enhance the value of the acquired enterprises. The Company currently intends to finance these acquisitions through a combination of senior bank borrowings secured by assets of the target companies, subordinated debt or mezzanine debt funded by institutional investors, and issuances of common and preferred stock of the Company. The Company currently is discussing acquisition opportunities with several companies.

     MANUFACTURING FACILITIES

     Forte currently conducts manufacturing operations in a 120,000 square foot facility located in Youngstown, Ohio. AAP currently conducts manufacturing operations at a 320,000 square foot facility located in Dubuque, Iowa and a 210,000 square foot facility located in West Branch, Michigan. AAP also operates a 39,000 square foot manufacturing facility in the Detroit, Michigan area through its Mallyclad division. Management believes the Company's current manufacturing facilities are sufficient to meet its current and projected manufacturing needs.

     DISCONTINUED BUSINESSES

     Prior to November of 1995, the Company was engaged in the computer software publishing business through its operating division known as Computer Easy, Inc. ("CEI"). The business of CEI consisted primarily of publishing and marketing applications software, educational software and entertainment software products through major software distributors for resale in national software and computer retail chain stores, discount stores, warehouse stores and other retail outlets. CEI contracted with software developers to publish software programs, generally on an exclusive worldwide basis. CEI also developed software in-house through internal research and development and through contracting with independent computer programmers to develop proprietary software products for CEI. After the introduction by Microsoft Corporation of the new Windows 95 personal computer operating system in 1995, CEI faced significant potential costs to modify its software products to be compatible with the Windows 95 operating system. In addition sales of the Company's software products had decreased significantly in the preceding months as the market anticipated the release of Windows 95. As a result, although the software publishing business historically generated a significant portion of the Company's revenues, management of the Company concluded that it was in the best long-term interest of the Company to discontinue the operations of the software publishing division. On August 30, 1995, the Company reached a tentative agreement to sell assets constituting the principal software publishing business of CEI to International Microcomputer Software, Inc. ("IMSI"). The parties subsequently entered into a definitive Purchase Agreement, and the closing of the transaction occurred on November 3, 1995.

     Prior to August of 1996, the Company was also engaged in the computer disk duplication and fulfillment business through a wholly owned subsidiary known as Arizona Disk Fulfillment, Inc. ("ADF"). ADF was originally incorporated under the laws of Arizona on November 1, 1991. The Company acquired all of the issued and outstanding common stock of ADF in June of 1994. ADF's largest customer was CEI, and the discontinuance of the Company's software publishing business in 1995 (as discussed above) had a significant adverse impact on ADF's operations. In addition, ADF did not have CD-ROM duplication capabilities, which had an increasing negative impact on ADF's operations as demand for CD-ROM based software increased. As a result of these changes in ADF's business, the Company concluded in late 1995 that it was in the best long-term interest of the Company to discontinue the operations of its computer disk duplication and fulfillment division through the divestiture of the Company's ownership of ADF. On August 5, 1996, the Company entered into a stock purchase agreement pursuant to which it agreed to sell one hundred percent (100%) of the issued and outstanding common stock of ADF to Beverly and James W. Schmidt. Mr. Schmidt had served as president of ADF since 1993. The sale of ADF by the Company was consummated in August of 1996.

     INTELLECTUAL PROPERTY

     In August of 1996, AAP acquired the stock of Eagle and Taylor. In connection with the acquisitions, AAP acquired ownership to various domestic patents, foreign patents, and select domestic patent applications. Additionally, AAP acquired ownership to domestic trademark registrations, foreign trademark registrations, domestic trademark applications and foreign trademark applications. The patents are of the design and manufacturing types and the trademark protection applies to entity name protection, as well as product name and process type. The intellectual property is used in the on-going business of AAP.

     EMPLOYEES

     As of December 31, 1996, the Company had a total of 662 employees. Certain employees of Taylor and Mallyclad are covered under collective bargaining agreements. Eagle and Forte hourly employees are not currently covered under collective bargaining agreements.

ITEM 2.   PROPERTIES

EAGLE FACILITY

     Eagle operates in a facility located at 375 East Ninth street, Dubuque, Iowa, which consists of approximately 320,000 square feet. This facility also includes the administrative offices of Eagle.

     Eagle also has an interest in a facility located at 1000 Jackson Street, Dubuque, Iowa, which is comprised of approximately 12,000 square feet. This facility houses inside sales and purchasing offices for Eagle. The premises are leased on a month-to-month basis. Eagle also leases distribution facilities in Bellevue, Washington and Denver, Colorado.

TAYLOR FACILITY

     The operations of Taylor are located at 631 North First Street, West Branch, Michigan, which is comprised of approximately 210,000 square feet. This facility also includes the administrative offices of Taylor.

MALLYCLAD FACILITY

     The Mallyclad facility is located at 31301 Mally Road, Madison Heights, Michigan, and is comprised of approximately 39,000 square feet of a 53,000 square foot facility. The facility was built in 1965 and is leased to Mallyclad by its former owner.

FORTE FACILITY

     The Forte facility is located at 1350 Albert Street, Youngstown, Ohio and is comprised of approximately 120,000 square feet. This facility houses the executive offices and manufacturing facilities for Forte, Inc. and the Company.

     Management believes the Company's current manufacturing facilities are sufficient to meet its current and projected manufacturing needs.

ITEM 3.   LEGAL PROCEEDINGS

     The contingent legal liabilities of AAP are limited in scope. Presently, Eagle is defending two (2) product warranty related suits:

          DALE BLEECHER AND MARLA BLEECHER V. EAGLE WINDOW & DOOR., ET L., CASE NO. 75638, IN THE SUPERIOR COURT OF THE STATE OF CALIFORNIA IN AND FOR THE COUNTY OF NAPA. This case is based upon theories of Negligence, Breach of Express Warranty, Breach of Implied Warranty, Breech of Contract and Strict Liability for Defective Products. This matter is currently in the final phases of mediation pursuant to the California "fast track" rules. Management has aggressively defended the suit.

          DONALD L. BONE, INDIVIDUALLY AND AS TRUSTEE, BONE FAMILY TRUST V. EAGLE WINDOW & DOOR, INC., CASE NO. C96- 03950, IN THE SUPERIOR COURT OF CALIFORNIA IN AND FOR THE COUNTY OF CONTRA COSTA. This case is based upon theories of Breach of Implied Warranty, Breach of Express Warranty, Negligence in Manufacturer and Design, Strict Liability, Negligent Misrepresentation and Fraud. This matter is currently in the discovery phase of the litigation. Management is vigorously defending this action.

          CD WORLD PUBLISHING PLUS CORP. V. FORTE COMPUTER EASY, INC., AND ARIZONA DISK FULFILLMENT, INC., CASE NO. CV 96-91630, FILED IN THE MARICOPA COUNTY SUPERIOR COURT OF ARIZONA. D. Jess Riddle, a former employee, is claiming a breach of agreement by the Company to provide services by its former subsidiary, Arizona Disk Fulfillment, Inc. and for failure to return glass CD masters belonging to CD World Publishing Plus Corp. The Company denies the claim. On September 11, 1996, a counterclaim was filed on behalf of the Company asserting damages for breach of agreement, fraud and misrepresentation. The Company is vigorously defending this action.

          RLC FINANCIAL CORP V. FORTE COMPUTER EASY, INC., CASE IN ARBITRATION, MARICOPA COUNTY, ARIZONA. This case is based on a dispute related to an interpretation of the terms of a Financing and Security Agreement dated March 1, 1994 and subsequent negotiations whereby RLC was to collect pledged receivables assigned from a discontinued operation of the Company. RLC has commenced arbitration proceedings against the Company to which the Company has objected. The Company is pursuing action against RLC in Mahoning County Court, Ohio and is vigorously defending against the arbitration proceedings.

     Eagle is also a party to an action before the National Labor Relations Board (the "NLRB"). In early 1996, the Eagle facility was subjected to a union vote; a successful outcome of which would cause Eagle to recognize the International Association of Machinists, AFL-CIO (the "Union") at its facility. The Union vote was successful. In connection with this vote, however, approximately 47 ballots were not included in the final tally and the outcome was disputed. Shortly after the disputed outcome, the NLRB agreed to include 9 of the disputed ballots in the final vote. The NLRB refused to include the remaining 38 ballots alleging that these ballots were cast by supervisors and not appropriately included for purposes of the Union vote. Eagle contested this analysis and the 8th Circuit Court of Appeals ruled in its favor. The NLRB did not appeal this decision and the 47 disputed ballots will be included in the final tally. Eagle is presently awaiting the results of this recount by the NLRB.

         A former employee of the Company has filed a lawsuit against the Company in Maricopa County (Arizona) Superior Court, seeking damages (trebled under Arizona's wage statutes) in excess of $120,000 plus attorneys' fees. The dispute arises out of a written employment agreement between the Company and the former employee, pursuant to which the Company agreed to pay the former employee a non-recoverable base draw of $36,000 per year. The former employee alleges that the Company was also obligated to pay him a commission of 5% of his net sales in addition to the base draw. The Company asserts that the commission is payable against the base draw and has filed a counterclaim against the former employee for approximately $54,000. The Company believes this suit is without merit and is vigorously defending this position. The suit is scheduled for trial on April 27, 1997.

         The Company is not a party to any other pending or, to the knowledge of the Company, threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS

     The shares of common stock of the Company are not listed on any exchange. Brookstreet Securities, Paulson Investment, Paragon Capital Corporation, and Fahnestock & Co. have served as market makers for the Company's common stock shares. The following table represents the range of high and low bid prices for each quarter commencing January 1, 1995 through December 31, 1996. The range of bids reflects actual transactions for the shares traded during these periods, separate and apart from any interdealer prices, without taking into account any retail mark up, mark down or commission.

                        Period            High              Low
                        ------            ----              ---
                         1995

                      1st quarter        .5000             .3125
                      2nd quarter        .5625             .3125
                      3rd quarter        .3125             .1250
                      4th quarter        .1250             .0625

                         1996

                      1st quarter        .2500             .1250
                      2nd quarter        .1250             .0312
                      3rd quarter        .5625             .0312
                      4th quarter        .6875             .4200

     There were approximately 464 holders of record of the shares of the Company as of February 20, 1997. The Company has never paid any dividends on its outstanding common shares. The current Board of Directors of the Company does not presently intend to implement a policy respecting the payment of regular cash dividends on the common shares and it is unlikely that dividends will be paid on the common shares in the immediate future. The Board of Directors will review this policy from time to time depending on the financial condition of the Company and other factors that the Board of Directors may consider appropriate in the circumstances. In addition, the ability of the Company to pay dividends is limited by various loan and financing agreements. As of December 31, 1996, options to purchase a total of 14,663,870 shares of the Company's common stock were outstanding, including options to purchase 8,798,322 shares issued to AAPH on December 18, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company and its predecessors for the five years ended December 31, 1996. The selected financial data for the Company were derived from the audited consolidated financial statements included herein. The selected financial data for the predecessors for 1996, 1995, and 1994 were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company included herein; the unaudited financial statements of Mallyclad Corporation included herein; and the unaudited financial statements of Vyn-L Corp. not included herein. The selected financial data for the predecessors for 1993 and 1992 were derived from the unaudited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, 1993 included herein; the unaudited financial statements of Mallyclad Corporation, 1993 included herein; and the unaudited financial statements of Vyn-L Corp. which are not included herein.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements along with the notes thereto of the Company, Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, and Mallyclad Corp. included herein.

                                                              PREDECESSORS (2)                              THE COMPANY (1), (3)
                                              ------------------------------------------------------------------------------------
                                                                                                                       Combined (4)
                                           1992         1993         1994           1995       1996           1996         1996
                                           ----         ----         ----           ----       ----           ----         ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Sales                                  $    93,873  $   116,809  $    97,397  $    77,104  $    41,645   $    25,249  $    66,894
Cost of sales                               76,984      103,260       87,368       69,510       35,233        19,027       54,259
                                       ------------------------------------------------------------------------------------------
       Gross profit                         16,889       13,549       10,028        7,594        6,413         6,222       12,635
Selling, general and administrative
        expenses                            14,370       20,211       14,929       12,983        7,399         4,060       11,459
Restructuring charge                             0            0            0        2,643            0             0            0
                                       ------------------------------------------------------------------------------------------
       Operating income (loss)               2,519       (6,662)      (4,901)      (8,032)        (987)        2,162        1,176
Interest expense (income), net               1,368        2,023        2,033        1,756           (0)          756          756
Other expense (income), net                    914         (192)         (86)         298          480             6          486
                                        ------------------------------------------------------------------------------------------
       Income (loss) before provision
         for income taxes                      237       (8,493)      (6,848)     (10,086)      (1,467)        1,401          (66)
Income tax provision (benefit)                 148       (2,975)      (2,508)      (3,573)        (508)          640          132
                                       ==========================================================================================
       Net income (loss)               $        89  ($    5,518) ($    4,340) ($    6,514) ($      959)  $       761  ($      198)
                                       ==========================================================================================


Net income per common share                                                                              $      0.01

Weighted average common shares
       outstanding (5)                                                                                    81,598,000


BALANCE SHEET DATA:

Total assets                           $    81,038  $   102,505  $    39,502  $    26,624  $    25,039   $    40,569

Long-term debt and capital lease
       obligations, less current
       portion (excluding
       intercompany payable)                    96           22           17           12           10        14,478

-------------
(1) For financial reporting purposes, The Company represents AAP as after giving effect to the series of transactions described below.

AAP was formed in June 1996. Effective June 25, 1996, AAP's ultimate controlling shareholder acquired Mallyclad and Vyn-L. Subsequently, on December 18, 1996, Mallyclad and Vyn-L were merged into AAP. Based on the control maintained by this shareholder, the merger was considered a transaction among companies under common control and, accordingly, accounted for at the shareholder's historical cost and included in the accounts of AAP effective June 25, 1996.

Effective August 29, 1996, AAP acquired Eagle and Taylor. The acquisition was accounted for as a purchase with the assets acquired and the liabilities assumed recorded at estimated fair values and the results of operations included in AAP's financial statements from the date of acquisition.

Effective December 18, 1996, Forte Computer Easy, Inc. (FCEI) acquired all of the outstanding stock of AAP in exchange for a 60% interest in FCEI. Based on the controlling interest obtained by AAP's shareholder as a result of this transaction and due to the relative size of AAP compared to FCEI, this transaction was accounted for as an acquisition of FCEI by AAP (a reverse acquisition in which AAP is considered the acquiror for accounting purposes). Accordingly, the financial statements of the registrant for periods prior to December 18, 1996 are those of AAP. The FCEI assets acquired and liabilities assumed by AAP were recorded at their estimated fair values and the results of FCEI's operations are included in the financial statements of AAP from the date of the acquisition.

For purposes of presenting the selected financial data, Eagle and Taylor, and Mallyclad and Vyn-L are considered to be predecessors and their financial data are presented on a combined basis. The financial data for the period after the acquisitions are presented on a different cost basis than the financial data before the acquisitions and, therefore, are not comparable.

(2) Selected financial data for the predecessors for 1992 through 1995 were derived from the combined financial statements of Eagle and Taylor for those years, the financial statements of Mallyclad for the fiscal years ended November 30, 1992 through 1995, and the financial statements for Vyn-L for the fiscal years ended February 28, 1993 through 1996. Selected financial data for the predecessors for 1996 were derived from the combined financial statements of Eagle and Taylor for the period January 1, 1996 through August 29, 1996, and the financial statements of Mallyclad and Vyn-L for the period January 1, 1996 through June 30, 1996. Accordingly, the operating results of Vyn-L for the two months ended February 28, 1996 are included in both the 1995 and 1996 predecessors columns; however, such amounts are not material.

(3) Selected financial data for the Company for 1996 were derived from the financial statements of the Company for the period from June 1996 (inception) through December 31, 1996. These financial statements include the operations of Mallyclad and Vyn-L from June 25, 1996, and the operations of Eagle and Taylor from August 29, 1996. The results of operations of FCEI and Subsidiary are included in the Company's 1996 selected financial data from December 18, 1996.

(4) Selected financial data for Combined 1996 include the 1996 selected financial data of the predecessors (note (2) above) and the 1996 selected financial data of the Company (notes (1) and (3) above) without giving effect to purchase accounting or the impact of financing and capitalization relating to the acquisitions of Mallyclad and Vyn-L, Eagle and Taylor, and FCEI.

(5) Pursuant to an Agreement and Plan of Reorganization dated October 25, 1996, between FCEI and AAP Holdings, Inc., FCEI acquired all of the issued and outstanding shares of AAP in exchange for 1,000,000 shares of the Series A Convertible Preferred Stock. This Series A Preferred is convertible into an aggregate number of shares of the common stock of FCEI equal to 60% of the issued and outstanding common shares of FCEI at December 18, 1996, the closing date of the acquisition of FCEI. Because the Series A Preferred (a) votes the same and has the same dividend rights as if it were converted to common stock,
(b) was only labeled as preferred stock because sufficient shares of FCEI common stock were not authorized to enable FCEI to issue common stock to AAP Holdings, Inc., and (c) will convert into common shares pursuant to a plan to increase the number of authorized common shares, it is considered to be in substance common stock and is treated as such for purposes of computing the Company's net income per common share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Forte Computer Easy, Inc. and Subsidiaries (the Company) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly owned subsidiaries American Architectural Products, Inc. (AAP) and Forte, Inc. (Forte).

Immediately prior to December 18, 1996, Forte Computer Easy, Inc. (FCEI) had a single wholly owned operating subsidiary, Forte, based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (the Agreement), FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Accordingly, although FCEI is the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI (a reverse acquisition in which AAP is considered the acquirer for accounting purposes), because the shareholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to December 18, 1996 are those of AAP, the assets and liabilities of FCEI are recorded at their estimated fair values and the accounts of FCEI are included in the consolidated financial statements from the date of acquisition (December 18, 1996).

AAP was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle) and Taylor Building Products Company (Taylor) on August 29, 1996 (see Note 2 to the consolidated financial statements of the Company). Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors. The accounts of Eagle and Taylor are included in the accounts of the Company from the August 29, 1996 acquisition date.

On June 25, 1996, AAP's ultimate controlling shareholder, an individual, acquired ownership of Mallyclad Corp. (Mallyclad) and Vyn-L Corporation (Vyn-L). Mallyclad and Vyn-L are based in Madison Heights, Michigan and process and manufacture vinyl clad steel and aluminum coils and cut-to-length sheets. On December 18, 1996, Mallyclad and Vyn-L were merged into AAP. Based on the control maintained by this shareholder over AAP, Mallyclad and Vyn-L, the merger was considered to be a transaction among companies under common control and was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the accounts of Mallyclad and Vyn-L are included in the accounts of the Company from the June 25, 1996 acquisition date.

RESULTS OF OPERATIONS

The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, Eagle, Taylor, Mallyclad and Vyn-L, for the three years ended December 31, 1996. The financial data for 1996 were derived from the audited consolidated financial statements of the Company included herein for the period from inception to December 31, 1996; the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company for the period from January 1, 1996 to August 29, 1996 included herein; the unaudited financial statements of Mallyclad Corporation for the period January 1, 1996 to June 25, 1996 included herein; and the unaudited financial statements of Vyn-L Corp. for the period January 1, 1996 to June 25, 1996 not included herein. The financial data for 1995 and 1994 is that of the predecessors and were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company for the years ended December 31, 1995 and 1994 included herein; the unaudited financial statements of Mallyclad Corporation for the fiscal years ended November 30, 1995 and 1994 included herein; and the unaudited financial statements of Vyn-L Corp. for the fiscal years ended February 28, 1996 and 1995 not included herein.

The following selected data should be read in conjunction with the historical financial statements along with the notes thereto of the Company, Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, and Mallyclad Corp. included herein.

As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the past three years are not comparable. Such lack of comparability is explained in the discussion below.


                                                         1994 (2)                     1995 (2)                  1996 (1)
                                                   ----------------------   ----------------------------   ---------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT FOOTNOTES)
Sales                                                $97,397      100.00%          $77,104       100.00%    $66,894      100.00%
Cost of sales                                         87,368       89.70%           69,510        90.15%     54,259       81.11%
                                                   ----------------------   ----------------------------   ---------------------
       Gross profit                                   10,028       10.30%            7,594         9.85%     12,635       18.89%
Selling, general and administrative expenses (3)      14,929       15.33%           12,983        16.84%     11,459       17.13%
Restructuring charge                                       0        0.00%            2,643         3.43%          0        0.00%
                                                   ----------------------   ----------------------------   ---------------------
       Operating income (loss)                        (4,901)      -5.03%           (8,032)      -10.42%      1,176        1.76%
Interest expense (3)                                   2,033        2.09%            1,756         2.28%        756        1.13%
Other expense (income)                                   (86)      -0.09%              298         0.39%        486        0.73%
                                                   ----------------------   ----------------------------   ---------------------
       Income (loss) before provision
         for income taxes                             (6,848)      -7.03%          (10,086)      -13.08%        (66)      -0.10%
Income tax provision (benefit) (3)                    (2,508)      -2.58%           (3,573)       -4.63%        132        0.20%
                                                   ======================   ============================   =====================
       Net loss                                      ($4,340)      -4.46%          ($6,514)       -8.45%      ($198)      -0.30%
                                                   ======================   ============================   =====================


----------

(1) Financial data presented for 1996 include the combination of financial data of the Company and its predecessors, Eagle and Taylor and Mallyclad and Vyn-L. Financial data for the Company for 1996 were derived from the financial statements of FCEI and Subsidiaries for the period from June 1996 (inception) through December 31, 1996. These financial statements include the operations of Mallyclad and Vyn-L from June 25, 1996, and the operations of Eagle and Taylor from August 29, 1996. The results of operations of FCEI and Subsidiary are included in the Company's 1996 financial data from December 18, 1996. Financial data for Eagle and Taylor for 1996 were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company for the period from January 1, 1996 to August 29, 1996. Financial data for Mallyclad and Vyn-L for 1996 were derived from the unaudited financial statements of Mallyclad and Vyn-L for the period January 1, 1996 to June 25, 1996. Because the financial data for 1996 include data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1995 and 1994.

(2) Financial data for 1995 and 1994 are that of the predecessors and were derived from the combined financial statements of Eagle and Taylor for those years, the financial statements of Mallyclad for the fiscal years ended November 30, 1994 and 1995, and the financial statements for Vyn-L for the fiscal years ended February 28, 1995 and 1996. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the 1995 and 1994 financial data are not comparable to the 1996 financial data (see note (1) above).

(3) In addition to comparability issues relating to differences in asset and liability bases described in notes (1) and (2) above, other factors affect the comparability of financial data from year to year. The former parent of Eagle and Taylor provided those Companies' treasury function and allocated various general and administrative expenses. Interest expense charged by the former parent to Eagle and Taylor approximated $2,000,000 and $1,755,000 in 1994 and 1995, respectively; no interest expense was charged in the eight month period ended August 29, 1996 in contemplation of the sale of Eagle and Taylor. A management fee was charged by the former parent to Eagle and Taylor based on budgeted sales approximating $1,481,000, $1,315,000 and $951,000 for the years ended December 31, 1994 and 1995, and the eight month period ended August 29, 1996, respectively. Other expenses charged to Eagle and Taylor by the former parent that were specifically incurred for those companies for items such as general insurance, health insurance and workers compensation insurance approximated $4,358,000, $3,588,000 and $1,613,000 for the years ended December 31, 1994 and 1995, and eight month period ended August 29, 1996, respectively. Eagle and Taylor filed their tax returns on a consolidated basis with their former parent and all provisions for federal and state income taxes, including provisions for deferred taxes, were provided through intercompany accounts. Because these charges to Eagle and Taylor from their former parent may differ from such charges for those entities as part of the Company, comparison of 1995 and 1994 financial data to 1996 financial data may not be meaningful.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, changes in general economic conditions, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, inability to consummate business acquisition transactions, industry specific factors and world wide economic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


COMPARISON OF COMBINED YEAR ENDED DECEMBER 31, 1996 TO COMBINED YEAR ENDED DECEMBER 31, 1995


Revenues. The Company experienced a 13% decrease in revenues in 1996. The decrease was primarily a result of the restructuring of operations at Taylor. In 1995, the Taylor operation revised its manufacturing strategy and restructured its business practices by eliminating non-core product lines. Management believed this change would position Taylor to be more profitable in the long-term. This was offset by nominal increases in revenues for the remaining operations of AAP as a result of increases in volume and pricing during the year.

Gross Profit. Gross profit as a percentage of sales was 18.9% in 1996 compared with 9.9% in 1995. The 1996 gross margins have been affected by improvements in material procurement, material substitutions, and favorable commodity prices. The improvement is also a result of the restructuring at Taylor. In addition, lower depreciation for the period subsequent to the acquisition of Eagle and Taylor improved gross profit due to a lower basis of assets recorded, based on an allocation of the purchase price, compared to the historical basis of the assets prior to the acquisitions.

Selling, General, and Administrative Expenses. Selling, general, and administrative ("S,G&A") expenses, as a percentage of sales, were 17.1% in 1996 compared to 16.8% in 1995. The percentage increase was due primarily to the decrease in revenues between years while S,G&A expenses did not decline proportionately due to the fixed nature of certain expenditures in this category. Although S,G&A as a percentage of sales increased, total S,G&A expenses decreased by $1.4 million. Taylor's restructuring efforts account for the most significant portion of the reduction in S,G&A expenses. In addition, sales salaries decreased $0.3 million, administrative salaries decreased $0.2 million, and the management fee charged by the previous parent of Taylor decreased $0.4 million.

Operating Income. Operating income, excluding the nonrecurring restructuring charges in 1995, increased by $6.6 million from the operating loss of $5.3 in 1995. This is attributable to the improved gross profit resulting from the Taylor restructuring and the reduction in SG&A expenses.

Interest Expense. Interest expense, as a percentage of sales, was 1.1% in 1996 compared to 2.3% in 1995. Interest expense declined by approximately $1.0 million in 1996. The previous parent of Eagle and Taylor did not allocate interest to these operations for the period January 1, 1996 through the acquisition by the Company on August 29, 1996. Therefore, the interest expense for 1996 represents only the interest incurred by the Company during its ownership.

Income Taxes. In the combined year ended December 31, 1996, the Company presents a tax provision of $132 thousand on a loss before taxes of $66 thousand. The provision results from income tax expense recorded at an effective rate of 46% on income before taxes for the period of AAP's operations and an income tax benefit recorded at an effective rate of 35% on losses before taxes of the Company's predecessors. The effective rate for the period of AAP's operations was determined using AAP's operating results and the bases of its assets and liabilities adjusted for purchase accounting for the acquisitions, and differs from the statutory tax rates as a result of a valuation allowance adjustment, non-deductible expenses and state taxes. Prior to the acquisitions, Eagle and Taylor were included in the consolidated income tax returns of their parent and recorded income taxes in their accounts at a prescribed effective rate. Accordingly, income taxes for the combined year ended December 31, 1996 are not indicative of the amounts that would have been recorded on a stand-alone basis and are not comparable to prior years.

Net Loss. The Company's consolidated net loss decreased by $6.3 million to $.2 million in 1995 compared to the $6.5 million net loss incurred in 1995. As presented in the Selected Financial Data of the Company for 1996, the Company reported net income of $0.8 million for the period under AAP's ownership. The factors cited above were responsible for the decrease in net loss of the Company.

COMPARISON OF COMBINED YEAR ENDED DECEMBER 31, 1995 TO COMBINED YEAR ENDED DECEMBER 31, 1994

Revenues. The Company experienced a 20.8% decrease in revenues. The decrease was primarily a result of two major elements. As noted above, the Taylor operation revised its manufacturing strategy and restructured its business practices. Taylor began to focus on simplifying its operations based on its core competencies which are production of entry door and garage door slabs. By eliminating non-core product lines, management believed the operations would be more profitable in the long-term. Eagle also experienced a sales volume decrease that was partially offset by a price increase for certain of its products. The decline in volume was a result of the loss of certain key customers.

Gross Profit. Gross profit as a percentage of sales was 9.9% in 1995, compared with 10.3% in 1994. The 1995 gross margins were impacted by higher conversion costs, including costs related to the restructuring program at Taylor such as training and other related transition costs.

Selling, General, and Administrative Expenses. S,G&A expenses, as a percentage of sales, were 16.8% in 1995 and 15.3% in 1994. S,G&A expenses declined by $2.0 million primarily due to the restructuring efforts at Taylor. This accounted for over half of the reduction and included a reduction of sales and administrative salaries in addition to lower sales promotion expenses.

Restructuring Charge. Taylor's management adopted a restructuring plan in September of 1995 to address recurring operating losses. The plan was implemented to reduce overhead through a plan of business consolidation and simplification. The major components consisted of closing select locations, eliminating non-core product lines, and improving overall proficiency of its remaining product lines. ( See Eagle and Taylor combined financial statements for the year ended December 31, 1995.)

Operating Income(Loss). The operating loss for 1995, before the nonrecurring restructuring charge of $2.6 million, increased to $5.4 million compared to $4.9 million in 1995. The loss, as a percentage of sales, increased from 5.0% in 1994 to 7.0% in 1995 due to the reduced gross profit and the increase in S,G&A as a percentage of revenues.

Interest Expense. Interest expense as a percentage of sales was 2.3% in 1995 and 2.1% in 1994. Interest expense declined by approximately $0.3 million during 1995. Interest expense decreased due to lower intercompany debt levels in 1995 offset by slightly higher interest rates than in 1994.

Income Taxes. The effective income tax rate for 1995 was 35% compared to 37% for 1994. For those years, Eagle and Taylor were included in the consolidated income tax returns of their parent and recorded income taxes in their accounts at a prescribed effective rate.

Net Loss. The net loss increased to $6.5 million in 1995 compared to $4.3 million in 1994 primarily due to the nonrecurring restructuring charge of $2.6 million recorded in 1995.

LIQUIDITY  AND CAPITAL RESOURCES

The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures. Liquidity is provided by the Company's operating activities and by borrowings under various credit facilities. The Company has a number of loan agreements with financial institutions which provide working capital financing through 1999 and term debt financing through 2001. The Company had the ability to borrow an additional $1.9 million under these agreements at December 31, 1996. AAP also has subordinated notes outstanding in connection with the purchase of Eagle and Taylor.

The Company has made a strategic decision to pursue acquisitions in the fenestration industry to 1) increase its market share, 2) provide a broader product offering to its customers and 3) provide synergies both operationally and geographically. This strategy will require significant additional liquidity.

The Company will be pursuing a combination of debt and equity to improve its liquidity position, reduce the level of short-term and long-term debt, and position the Company for future growth. This growth will include the Company's strategic acquisition initiative. Management also believes the Company's asset management can generate significant levels of short-term financing.

The transfer of funds from the Company's significant operating subsidiaries to the Company in the form of dividends, loans or advances is restricted by the terms of the credit agreements without the approval of the respective lender. All credit agreements are executed at the subsidiary level since the parent company has no operations and acts as a holding company.

Cash provided by operations was $4.5 million in 1996, $2.6 million in 1995 and $1.9 million in 1994. The increase in cash from operations resulted primarily from higher operating results, a decrease in accounts receivable, an increase in accounts payable, and an increase in accrued expense.

The Company's working capital requirements for inventory and accounts receivable are impacted by changes in raw material costs, the availability of raw materials, growth of the Company's business and seasonality. As a result, such requirements may fluctuate significantly.


Capital expenditures were $0.4 million in 1996 compared to $2.6 million in 1995 and $1.9 million in 1994. Capital outlays included manufacturing equipment and computer software and hardware. In addition, in 1996 the Company entered into a $1.6 million capital lease to purchase the computer hardware and software. The Company expects to spend approximately $2.4 million in 1997 for capital expenditures. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company's operating subsidiaries. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's credit facilities.

During 1996, the Company increased bank debt by approximately $13.0 million primarily to fund the acquisition of Eagle and Taylor. The Company also increased long-term debt by $8.0 million through a subordinated debt agreement with the seller of Eagle and Taylor.

The Company plans to meet the demands of its debt service requirements of approximately $1.5 million for 1997 related to debt with financial institutions and up to $8.0 million in connection with subordinated debt through a combination of operating activities, including continued emphasis on asset management and improved profitability, and potential equity offerings. The Company is uncertain as to the timing of any potential offerings but is exploring possible alternatives with its financial advisors.


SEASONALITY

The Company's business is seasonal since its primary revenues are driven by residential construction. Certain geographic areas where the Company's sales activities are significant particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Traditionally, the Company's lowest sales levels usually occur during the first and fourth quarters. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital, and borrowings to satisfy working capital requirements, are usually at their highest level during the second and third quarters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


HISTORICAL FINANCIAL STATEMENTS                                                        PAGE
                                                                                       ----
FORTE COMPUTER EASY, INC. AND SUBSIDIARIES
         FINANCIAL STATEMENTS
         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . . 20
         Consolidated Balance Sheet as of December 31, 1996 . . . . . . . . . . . . . . . 21
         Consolidated Statement of Income From the Date of Inception
              (June 19, 1996) to December 31, 1996  . . . . . . . . . . . . . . . . . . . 23
         Consolidated Statement of Stockholders' Equity From the Date of Inception
              (June 19, 1996) to December 31, 1996 . . . . . . . . . . . . . . . .. . . . 24
         Consolidated Statement of Cash Flows From the Date of Inception
               (June 19, 1996) to December 31, 1996 . . . . . . . . . . . . . . . . . . . 25
         Notes to Consolidated Financial Statements  . . . . . . . . .  . . . . . . . . . 26
         FINANCIAL STATEMENT SCHEDULE
         Report of Independent Certified Public Accountants  . . . . .. . . . . . . . . . 43
         Schedule II - Valuation and Qualifying Accounts   . . . . .  . . . . . . . . . . 44

See also ITEM 14.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Forte Computer Easy, Inc.

We have audited the accompanying consolidated balance sheet of Forte Computer Easy, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows from the date of inception (June 19, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forte Computer Easy, Inc. and subsidiaries at December 31, 1996 and the results of their operations and their cash flows from the date of inception (June 19, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

                                                                BDO SEIDMAN, LLP

Troy, Michigan
March 14, 1997, except for Note 5
which is as of March 31, 1997



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1996
--------------------------------------------------------------------------------

ASSETS (Note 5)
CURRENT ASSETS
  Cash                                                        $       964,062
  Accounts receivable, less allowance
    for doubtful accounts of $439,000                               6,302,694
  Advances to affiliates (Note 11)                                    463,750
  Inventories (Note 3)                                             10,971,144
  Prepaid expenses and other current assets                           664,401
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               19,366,051
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Land and improvements                                               255,096
  Buildings and improvements                                        4,479,631
  Machinery, tools and equipment                                    7,025,548
  Computers and office equipment (Note 6)                           2,524,884
-----------------------------------------------------------------------------
                                                                   14,285,159
  Less accumulated depreciation                                      (321,315)
-----------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                         13,963,844
-----------------------------------------------------------------------------
OTHER
  Cost in excess of net assets acquired,
    net of amortization (Note 2)                                    6,850,059
  Other                                                               388,937
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                  7,238,996
-----------------------------------------------------------------------------
                                                              $    40,568,891
=============================================================================


                    See accompanying notes to consolidated financial statements.



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1996
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable - bank (Note 4)                                          $     5,476,759
  Accounts payable - trade                                                    5,766,803
  Payable to seller for purchase price adjustment (Note 2)                    1,462,500
  Accrued expenses                                                            3,397,618
  Accrued warranty obligations - current portion                              1,100,000
  Current portion of capital lease obligations (Note 6)                         488,984
  Current maturities of long-term debt (Note 5)                               1,497,653
---------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    19,190,317

LONG-TERM DEBT, less current maturities (Note 5)                             14,478,317

LONG-TERM CAPITAL LEASE OBLIGATIONS, less current portion (Note 6)            1,067,616

ACCRUED WARRANTY OBLIGATIONS, less current portion                            3,281,079

ACCRUED POSTRETIREMENT BENEFITS (Note 7)                                        450,000
---------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            38,467,329
---------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 8 and 9)
  Preferred stock, Series A convertible, $.01 par,
    authorized 20,000,000 shares; outstanding
    1,000,000 shares                                                             10,000
  Common stock, $.01 par, authorized 50,000,000
    shares; outstanding 48,605,794 shares                                       486,058
  Additional paid-in capital                                                  1,014,415
  Retained earnings                                                             591,089
---------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    2,101,562
---------------------------------------------------------------------------------------
                                                                        $    40,568,891
=======================================================================================


                    See accompanying notes to consolidated financial statements.



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF INCOME

                 FROM THE DATE OF INCEPTION (JUNE 19, 1996) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

NET SALES                                                      $    25,248,908

COST OF SALES                                                       19,026,604
------------------------------------------------------------------------------

GROSS PROFIT                                                         6,222,304

SELLING EXPENSE                                                      1,908,900

GENERAL AND ADMINISTRATIVE EXPENSES                                  2,150,968
------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                               2,162,436
------------------------------------------------------------------------------

OTHER EXPENSE
  Interest expense                                                    (755,758)
  Miscellaneous                                                         (5,589)
------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                   (761,347)
------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           1,401,089

INCOME TAXES (Note 10)                                                 640,000
------------------------------------------------------------------------------

NET INCOME                                                     $       761,089
==============================================================================

NET INCOME PER SHARE                                           $           .01
==============================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1)                        81,598,000
==============================================================================



                    See accompanying notes to consolidated financial statements.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION (JUNE 19, 1996) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                     Preferred Stock              Common Stock            Additional                          Total
                                 ---------------------      ----------------------           Paid-In        Retained   Stockholders'
                                  Shares      Amount         Shares        Amount            Capital        Earnings         Equity
------------------------------------------------------------------------------------------------------------------------------------

Capital contribution in
  connection with acquisition
  of Mallyclad and Vyn-L
  (Note 2)                             --     $      --            --      $      --      $    77,473    $      --      $    77,473

Distribution to stockholder
  of Mallyclad                         --            --            --             --             --         (170,000)      (170,000)

Issuance of common stock
  for cash                             --     $      --             100              1        604,999           --          605,000

Recapitalization (Note 2)         1,000,000        10,000          (100)            (1)        (9,999)          --             --

Issuance of shares in
  reverse acquisition
  (Note 2)                             --            --      48,605,794        486,058        341,942           --          828,000

Net income for the year                --            --            --             --             --          761,089        761,089
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996        1,000,000   $    10,000    48,605,794    $   486,058    $ 1,014,415    $   591,089    $ 2,101,562
===================================================================================================================================


          See accompanying notes to consolidated financial statements.



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                 FROM THE DATE OF INCEPTION (JUNE 19, 1996) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $       761,089
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                          325,460
      Amortization                                                          117,038
      Gain on sale of equipment                                             (29,400)
      Deferred income taxes                                                 311,469
  Changes in assets and liabilities
    Accounts receivable - trade                                           1,771,004
    Advances to affiliates                                                 (463,750)
    Inventories                                                            (793,164)
    Prepaid and other current assets                                        (86,800)
    Other assets                                                           (431,703)
    Accounts payable                                                      2,312,844
    Accrued expenses                                                      1,031,527
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,825,614
-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from the sale of equipment                                        98,200
  Purchase of property and equipment                                       (429,048)
  Acquisitions of businesses, net of cash acquired                      (12,781,372)
-----------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                   (13,112,220)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on note payable - bank                                   5,476,759
  Proceeds from long-term debt                                            4,213,000
  Payments on long-term debt and capital lease obligations               (1,121,564)
  Issuance of common stock and capital contributions                        682,473
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 9,250,668
-----------------------------------------------------------------------------------

NET INCREASE IN CASH                                                        964,062

CASH, beginning of period                                                         -

-----------------------------------------------------------------------------------

CASH, end of period                                                 $       964,062
-----------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Forte Computer Easy, Inc. (FCEI) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly-owned subsidiaries, American Architectural Products, Inc.
(AAP) and Forte, Inc. (Forte).

Prior to December 18, 1996, FCEI had a single wholly-owned operating subsidiary, Forte, based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (the Agreement), FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Although FCEI is the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction (see Note 2). The accompanying consolidated financial statements of Forte Computer Easy, Inc. and subsidiaries (the Company) include the accounts of AAP for the period from its inception (June 19, 1996) to December 31, 1996, and the accounts of FCEI from December 18, 1996, the effective date of the acquisition.

AAP was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle) and Taylor Building Products Company (Taylor) on August 29, 1996 (see Note 2). Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors. The accounts of Eagle and Taylor are included in the accompanying consolidated financial statements from the August 29, 1996 acquisition date.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


On June 25, 1996, AAP's ultimate controlling stockholder acquired ownership of Mallyclad Corp. (Mallyclad) and Vyn-L Corporation (Vyn-L). Mallyclad and Vyn-L are based in Madison Heights, Michigan and process and manufacture vinyl clad steel and aluminum coils and cut-to-length sheets. On December 18, 1996, Mallyclad and Vyn-L were merged into AAP. Based on the control maintained by this stockholder over AAP, Mallyclad and Vyn-L, the merger was considered to be a transaction among companies under common control and was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the accounts of Mallyclad and Vyn-L are included in the accompanying consolidated financial statements from the June 25, 1996 acquisition date.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of FCEI and its wholly-owned subsidiaries, AAP and Forte. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of accounts receivable, payables and accrued expenses approximate fair value because of the short maturity of these items. Based on the borrowing rates currently available to the Company, the carrying amounts of notes payable and long-term debt approximate fair value.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


REVENUE RECOGNITION

Revenues from sales and the corresponding receivables are recorded upon the shipment of product to the customer.

INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Buildings and improvements                                               20-25
Machinery and equipment                                                   7-10
Computers and office equipment                                             3-7
Tools, dies and fixtures                                                   3-7

Expenditures for renewals, and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COST IN EXCESS OF NET ASSETS ACQUIRED

Cost in excess of net assets acquired is being amortized over 25 years using the straight-line method. Accumulated amortization at December 31, 1996 was $74,000. The Company periodically evaluates the recoverability of the cost in excess of net assets acquired by comparing anticipated undiscounted future cash flows from operating activities with the carrying amounts of the related assets. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, competitive activities and other economic factors.

WARRANTY OBLIGATIONS

Eagle and Taylor sell the majority of their products with limited warranties of two to 25 years. Accrued warranty obligations are estimated based on claims experience and levels of production. Warranty obligations estimated to be incurred within one year are classified as current liabilities in the accompanying consolidated balance sheet.

INCOME TAXES

The income tax provision is computed using the liability method. Deferred taxes are recorded for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities.

AAP will file its income tax return on a consolidated basis with its parent company until December 18, 1996, the date of acquisition by FCEI. Payments for current federal and state income taxes payable for that period are included in "Advances to Affiliates" in the accompanying consolidated balance sheet.

ADVERTISING

The cost of advertising is charged against income as incurred. Advertising expense was $263,000 for the period from inception to December 31, 1996.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares outstanding, adjusted to reflect (1) the dilutive effect of outstanding stock options, (2) the number of shares expected to be issued upon the conversion of all of the Series A Preferred (which, based on its terms as discussed in Note 8, the Company believes is common stock in substance) and (3) the weighted average number of shares that the Company is obligated to issue to an officer (see Note 8).

2.    RECAPITALIZATION AND ACQUISITIONS

RECAPITALIZATION AND ACQUISITION OF FCEI

Effective December 18, 1996, FCEI acquired the stock of AAP in a reverse acquisition in which AAP's stockholders acquired voting control of FCEI. The acquisition was accomplished through an exchange of stock in which FCEI exchanged 1,000,000 shares of Series A Preferred and options to purchase 8,798,322 shares of FCEI common stock for 100% of the outstanding stock of AAP. Upon completing the transaction, the stockholders of AAP controlled 60% of the voting rights of the combined Company.

For financial reporting purposes, AAP is deemed to be the acquiring entity. The merger has been reflected in the accompanying consolidated financial statements as (a) a recapitalization of AAP (whereby the issued and outstanding stock of AAP was converted into 1,000,000 shares of Series A Preferred and options to purchase 8,798,322 shares of common stock - see Note 9) and (b) the issuance of the securities discussed in the following paragraph by AAP in exchange for all of the outstanding equity securities of FCEI.

In the merger, AAP is deemed to have issued 48,605,794 shares of common stock, committed itself to issuing an additional 1,718,422 shares of common stock (see
Note 8), and to have issued 5,865,548 stock options (see Note 9). The estimated fair value assigned to the securities issued was $828,000. This estimated fair value was based on the estimated fair value of the securities of AAP which were obtained by the FCEI stockholders in the reverse acquisition. The estimated fair value of the AAP securities was determined

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


based on the values of AAP's recent acquisitions (Eagle, Taylor, Mallyclad and Vyn-L) and adjusted for post-acquisition equity transactions and operating results.

The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $925,000, including transaction costs, was allocated to the FCEI net assets acquired based on estimated fair values including current assets of $1,871,000, property and equipment of $5,341,000, long-term debt of $4,030,000 and current liabilities of $2,257,000. The results of FCEI's operations are included in the accompanying consolidated financial statements from the date of acquisition.

ACQUISITION OF EAGLE AND TAYLOR

On August 29, 1996, AAP acquired the stock and certain assets and liabilities of Eagle and Taylor. The acquisition was accounted for as a purchase. The purchase price approximated $22,202,000 and was allocated to the net assets acquired based on estimated fair market values including current assets of $17,123,000, property and equipment of $6,805,000, accrued warranty obligations of $4,600,000, and current and other liabilities of $4,362,000. Cost in excess of net assets acquired of $7,236,000 was recorded and will be amortized over 25 years. Subordinated notes payable to the seller totalling $8,000,000 were used to finance a portion of the acquisitions (see Note 5). In addition, the remaining balance due the seller of $1,462,500 will be paid in monthly installments, plus interest at 12%, through May 31, 1997. The results of Eagle and Taylor operations are included in the accompanying consolidated financial statements from the date of acquisition.

ACQUISITION OF MALLYCLAD AND VYN-L

The June 25, 1996 acquisition of Mallyclad and Vyn-L was accounted for as a purchase. The purchase price approximated $1,009,000 and was allocated to net assets acquired based on estimated fair values including current assets of $900,000, property and equipment of $205,000, other assets of $170,000, and current liabilities of $266,000. The accounts of Mallyclad and Vyn-L are

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


included in the accompanying consolidated financial statements from the June 25, 1996 acquisition date.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma information has been prepared assuming that the acquisitions of FCEI, Eagle and Taylor, and Mallyclad and Vyn-L had occurred on January 1, 1995. The pro forma information includes adjustments for interest expense for acquisition funding, adjustments to depreciation expense based on the fair market value of the property and equipment acquired, amortization of cost in excess of net assets acquired arising from the acquisitions, and adjustments for income taxes and the weighted average number of shares outstanding. The pro forma earnings per share information reflects the effects of the recapitalization described above.

Year Ended December 31,                                 1995              1996
--------------------------------------------------------------------------------
                                          (In thousands, except per share data)

Sales                                            $    82,531      $     70,157
Net loss                                             (8,382)           (1,656)
Loss per share                                         (.07)             (.01)
================================================================================


3.    INVENTORIES

At December 31, 1996, inventories consisted of the following:

Raw materials                                                   $     7,664,151
Work-in-process                                                       1,266,383
Finished goods                                                        2,040,610
--------------------------------------------------------------------------------

                                                                $    10,971,144
================================================================================


4.    REVOLVING LINE-OF-CREDIT

At December 31, 1996, the Company had $5,477,000 outstanding under a subsidiary's revolving line-of-credit facility whereby the subsidiary may borrow or issue letters-of-credit of up to $13,000,000 based on available collateral. Amounts outstanding under the revolving line-of-credit facility are payable on August 29, 1999. Borrowings bear interest at 1.5% above the prime rate (9.75% at December 31, 1996) and interest is payable monthly.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The subsidiary is charged a monthly fee equal to .375% per annum of the amount by which the maximum credit limit exceeds the average monthly outstanding loans and undrawn face amount of any letters-of-credit. No letters-of-credit were outstanding at December 31, 1996.

Since the revolving line-of-credit facility includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances from the subsidiary's customers reduce the debt outstanding, the borrowings outstanding are classified as current obligations.

The revolving line-of-credit is a component of a credit facility that also includes a term loan under which the subsidiary is subject to certain restrictive covenants (see Note 5).

5.    LONG-TERM DEBT

At December 31, 1996, long-term debt consisted of the following:
Term  notes payable to bank, due August 2001,
 payable in monthly installments of
 $55,407 plus interest at the prime rate plus 1.5%
 (9.75% at December 31, 1996)                                     $   3,112,800

Subordinated notes payable, due August 1999,
 with interest payable monthly at the rate of 10%                     8,000,000

Term  note payable to bank, due January 2001,
 requires monthly payments of $30,000 including
 interest at the prime rate plus 2.0% (10.25%
 at December 31, 1996)                                                2,625,558

Other                                                                 2,237,612
-------------------------------------------------------------------------------

                                                                     15,975,970

      Less current portion                                            1,497,653
-------------------------------------------------------------------------------


                                                                  $  14,478,317
-------------------------------------------------------------------------------

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The term notes due August 2001 are components of a credit facility that also includes a revolving line-of-credit (see Note 4). The credit facility is secured by substantially all of the assets of AAP and contains various restrictive covenants which, among other matters, require the subsidiary to maintain certain defined minimum working capital and adjusted net worth requirements. As of December 31, 1996, the Company was not in compliance with certain covenants of the credit facility. Subsequent to December 31, 1996, the lender modified these covenants and the Company is in compliance with the revised covenants.

The subordinated notes due in August 1999 were incurred in connection with the acquisition of Eagle and Taylor (see Note 2). The subordinated notes are secured by 20% of the FCEI shares owned by AAP Holdings, Inc. (200,000 shares of the Series A Preferred at December 31, 1996 - the "Option Shares") which have been pledged to the seller under terms of a ten year Option and Pledge Agreement that underlies the subordinated notes. Terms of the Option and Pledge Agreement provide the seller with the right to purchase the Option Shares for $1 if the principal balance of the subordinated notes is not repaid by December 31, 1997. The amount of Option Shares is subject to reduction in accordance with a formula based on repayment of principal of the subordinated notes defined in the Option and Pledge Agreement. If the principal balance of the subordinated notes is reduced by less than $1.5 million by December 31, 1997, the seller will have the right to purchase all of the Option Shares for $1. If the subordinated notes are paid in full by December 31, 1997, the number of Option Shares is reduced to zero. The Company has agreed to issue to AAP Holdings, Inc. a number of common shares of the Company equal to the number of common shares delivered by AAP Holdings, Inc. to the seller or the number of common shares into which the Series A Preferred delivered by AAP Holdings, Inc. to the seller would convert if the options are exercised under terms of the Option and Pledge Agreement described above. The subordinated notes also include certain restrictive covenants.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The other term notes are secured by substantially all of the assets of Forte and include certain restrictions, including the payment of dividends.

Various debt obligations are guaranteed by certain stockholders. In connection with the Agreement and Plan of Reorganization (see Note 1), the Company must obtain written consent from the guarantors before disposing of assets securing the debt obligations.

The transfer of funds from the operating subsidiaries to the Company is restricted by terms of the credit agreements described above without the prior consent of the respective lenders. Substantially all operating assets are at the subsidiary level as the parent company currently acts as a holding company and does not have any operations.

The approximate maturities of long-term debt over the next five years (assuming the subordinated notes will be repaid in 1999) are as follows: 1997 - $1,500,000; 1998 - $1,000,000; 1999 - $9,000,000; 2000 - $1,030,000; and 2001 -
$2,860,000.

6.    COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases. Leased assets, consisting of computer equipment with a cost of $1,578,000, are included as part of "Property and Equipment". Other leases for buildings and equipment are classified as operating and are not capitalized.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


At December 31, 1996, the future minimum lease payments under operating and capital leases are as follows:

                               Operating                          Capital
Year Ended                     Leases                             Leases
-------------------------------------------------------------------------


1997                        $ 497,600                       $    583,500
1998                          332,600                            585,400
1999                           84,300                            561,000
2000                            3,100                                  -
------------------------------------------------------------------------

TOTAL                       $ 917,600                          1,729,900
                            =========

Less amount representing interest                                173,300
------------------------------------------------------------------------


Net present value                                              1,556,600

Less current portion                                             488,984
------------------------------------------------------------------------

LONG-TERM CAPITAL LEASE OBLIGATION                         $   1,067,616
------------------------------------------------------------------------


Rental expense incurred for operating leases was $217,000 for the period from inception to December 31, 1996.

LITIGATION

At December 31, 1996, the Company is a defendant in several lawsuits. The Company may be liable in these matters to the extent that the lawsuits are found in favor of the plaintiffs and to the extent that these matters are not covered by the Company's insurance. In the opinion of management, such liabilities, if any, would not have a material effect on the consolidated financial statements of the Company.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    BENEFIT PLANS

AAP maintains a 401(k) plan for all eligible nonunion employees which includes provisions for Company matching contributions. Additionally, salaried employees at the Mallyclad operating division participate in a defined contribution retirement plan under which Mallyclad contributes a defined percentage of participants' compensation. Union employees at the Taylor operating division participate in a multiemployer pension plan into which Taylor contributes $.22 per hour worked. Expenses incurred relating to these plans from the period from inception to December 31, 1996 were $89,000.

Union employees at Taylor are also entitled to postretirement healthcare benefits pursuant to a collective bargaining agreement. Under the contract provisions, Taylor will pay a retired employee with a minimum of 10 years of service a benefit of up to $100 per month after retirement at age 62. The accompanying consolidated balance sheet includes a liability of $450,000 which is the accumulated postretirement benefit obligation at December 31, 1996. Expenses for the period from inception to December 31, 1996 relating to these postretirement benefits were not significant.

8.    STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Series A Preferred will be automatically converted into 75,486,324 shares of common stock at such time the Company has sufficient authorized shares of common stock to permit such conversion. The Series A Preferred is voting preferred stock and has the same number of votes as the number of shares of common stock into which the Series A Preferred would be convertible if converted in full on the record date.

No dividends may be paid with respect to the common stock unless a dividend is paid to the holders of the Series A Preferred. Any dividends paid are required to be allocated pro rata among the holders of the common stock and Series A Preferred as though the Series A Preferred had been converted in full to common stock on the dividend payment date.

The Series A Preferred has a liquidation preference over the common stock in the amount of $.10 per share. Any amounts remaining will be allocated to

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the common stock and Series A Preferred holders as if the Series A Preferred had been converted in full upon such liquidation.

COMMON STOCK

In connection with the acquisition of FCEI (see Note 2), the Company became committed to issue 1,718,422 shares of common stock to an officer at such time as the Company has a sufficient number of shares authorized.

9.    STOCK OPTIONS

In 1992, FCEI adopted an Employee Incentive Stock Option Plan (the "Option Plan"). Options to purchase an aggregate of up to 5,000,000 shares of the Company's common stock are authorized under the Option Plan. Options granted under the Option Plan have a maximum duration of ten years from the date of grant.

As part of the consideration paid in the acquisition of FCEI in December 1996, the Company is deemed to have issued to certain FCEI stockholders options to purchase an aggregate of 5,865,548 shares of the Company's common stock at prices ranging from $.25 to $.50 per share. The aforementioned options were deemed to have been issued in exchange for previously outstanding options granted under the Option Plan, which were issued in contemplation of the Company effectuating a reverse stock split. Until such reverse stock split is effectuated or until such time as additional shares of the Company's common stock are authorized or purchased as treasury shares, these options will not be exercisable.

As part of the recapitalization of AAP that occurred in connection with the acquisition of FCEI (see Note 2), AAP Holdings, Inc. received options to purchase 8,798,322 shares of common stock of FCEI ("AAPH Options"). The AAPH Options are equivalent to 1.5 times the number of shares of FCEI common stock subject to the 5,865,548 options issued to certain FCEI stockholders ("FCEI Options"). The AAPH Options are identical in price and exercise terms to the FCEI Options and are exercisable only to the extent that the FCEI Options are exercised.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the stock options outstanding as of December 31, 1996 is as follows:

        Option                     FCEI                   AAPH
         Price                  Options                Options            TOTAL
-------------------------------------------------------------------------------
      $    .25                1,000,000              1,500,000        2,500,000
          .375                4,717,698              7,076,547       11,794,245
           .50                  147,850                221,775          369,625
-------------------------------------------------------------------------------

                              5,865,548              8,798,322       14,663,870
===============================================================================


All of the FCEI Options will be exercisable upon the Company effectuating a reverse stock split or increasing the authorized number of shares of the Company's common stock. The options with exercise prices of $.25 and $.375 expire in 1998 and the remaining options expire in 1999.

10.   INCOME TAXES

The provision for income taxes consist of the following:

CURRENT
      Federal                                                          $269,000
      State                                                              60,000
--------------------------------------------------------------------------------

                                                                        329,000
DEFERRED
      Tax benefit allocated to reduce
       cost in excess of net assets acquired                            311,000
--------------------------------------------------------------------------------


                                                                       $640,000
================================================================================

                                     FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




Significant components of deferred tax assets and liabilities as of December 31,
1996 are as follows:
DEFERRED TAX ASSETS
      Net operating loss carryforwards                             $   220,000
      Allowance for doubtful accounts                                  150,000
      Accrued warranty obligations                                   1,520,000
      Accrued postretirement benefits                                  150,000
      Other accruals                                                   250,000
      Other                                                             60,000
--------------------------------------------------------------------------------


                                                                     2,350,000
--------------------------------------------------------------------------------


DEFERRED TAX LIABILITIES
      Depreciation                                                   1,350,000
      Other                                                            180,000

--------------------------------------------------------------------------------


                                                                     1,530,000

--------------------------------------------------------------------------------


NET DEFERRED TAX ASSETS                                                820,000

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS                           (820,000)
--------------------------------------------------------------------------------


NET DEFERRED TAXES                                                 $        --
================================================================================


In recording the acquisition of Eagle and Taylor, the Company established a valuation allowance against the entire net deferred tax assets acquired, based on uncertainties surrounding the expected realization of these assets. The Company will reverse the valuation allowance if and when the assessment of the need for such an allowance changes. In the event that the valuation allowance established at the acquisition date is reduced, such reductions would be recognized as reductions of cost in excess of net assets acquired.

                                     FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



The actual income tax expense attributable to earnings for the period from inception to December 31, 1996 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

Tax at U.S. federal statutory rate                              $      470,000
Valuation allowance adjustment                                         100,000
State income taxes, net of federal
      income tax benefit                                                40,000
Expenses not deductible for tax purposes                                40,000
Other                                                                  (10,000)
-------------------------------------------------------------------------------


PROVISION FOR INCOME TAXES                                        $    640,000
===============================================================================


At December 31, 1996, FCEI has net operating loss carryforwards available to offset future years' taxable income. Due to changes in ownership of FCEI, utilization of net operating loss carryforwards is limited. Management estimates that carryforwards aggregating approximately $700,000 will be available through 2011. The utilization of these carryforwards will be limited to approximately $50,000 per year.


11.   RELATED PARTY TRANSACTIONS

Advances to affiliates consist of advances paid in excess of current income taxes payable to affiliates. In addition, the Company paid management fees to its majority stockholder of approximately $120,000 during the period from inception to December 31, 1996.

12.   LABOR FORCE

Seventy percent of the hourly employees of Taylor, which represent 13% of the Company's total labor force, are covered under a collective bargaining agreement. The contract expired in February 1997 and was renegotiated for an additional five years.



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes and interest expense was approximately $70,000 and $620,000, respectively.

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock and debt issued and liabilities
      assumed in acquisitions                                    $   25,806,000
Capital lease obligations                                             1,578,000
Distribution to stockholder                                             170,000
================================================================================


14.   SUBSEQUENT EVENT

In March 1997, the Company acquired all of the outstanding common stock of Western Insulated Glass, Co. ("Western"), a manufacturer of custom aluminum windows and doors located in Phoenix, Arizona. The purchase price of approximately $2,400,000 was financed through a revolving line of credit and term debt with a bank in addition to promissory notes issued to the sellers. The revolving line-of-credit and term debt with the bank are secured by substantially all of the assets of Western. Western will operate as a separate subsidiary of FCEI.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Forte Computer Easy, Inc.

The audit referred to in our report dated March 14, 1997, except for Note 5 which is as of March 31, 1997, relating to the consolidated financial statements of Forte Computer Easy, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion this financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                                BDO SEIDMAN, LLP

Troy, Michigan
March 14, 1997

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II

                                               VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                              Additions
                                                      --------------------------
                                     BALANCE,         Charged to         Charged                          BALANCE,
                                 at beginning          costs and        to other                         at end of
       Description                  of period           expenses      accounts(1)      Deductions           period
-------------------------------------------------------------------------------------------------------------------

Allowance for
  doubtful accounts              $         -          $   12,546       $  914,552      $  487,894(2)    $   439,204
===================================================================================================================


(1) Purchased in business acquisitions

(2) Accounts deemed to be uncollectible

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

         None, other than as described in the Company's two Current Reports on Form 8-K dated February 17, 1997 (one of which was amended by form 8-K/A filed February 26, 1997).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of directors and executive officers of the Company as of March 1, 1997. The Board of Directors of the Company currently consists of nine (9) members. Directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors. A summary of the background and experience of each of these individuals is set forth after the table.

       Name                     Age              Position
George S. Hofmeister             45          Chairman of the Board
Frank J. Amedia                  44          President, Chief Executive Officer
                                             and Director
John J. Cafaro                   45          Director
Joseph Dominijanni               40          Treasurer and Director
W.R. Jackson, Jr.                63          Director
John Masternick                  71          Director
James E. Phillips                40          Director
Charles E. Trebilcock            70          Director
James K. Warren                  32          Director
David S. McKelvey                44          Secretary


         George S. Hofmeister has served as the Chief Executive Officer and Chairman of the Board since December 19, 1996. Mr. Hofmeister has served as Chief Executive Officer and Chairman of the Board of American Commercial Holdings, Inc., the parent company of AAP Holdings, Inc. ("AAPH"), since December 15, 1995 and continues to serve in such roles. Mr. Hofmeister also continues to serve as Vice Chairman of Tube Products, Inc., a manufacturer of automobile exhaust systems. Mr. Hofmeister has held that position since February 14, 1996. From June 1, 1991 until December 15, 1995, Mr. Hofmeister served as Chief Executive Officer and Chairman of the Board of EWI, Inc., a manufacturer of automotive metal stampings.

     Frank J. Amedia has been a director of the Company since June 8, 1994 and now also serves as the President and Chief Executive Officer. Mr. Amedia was the founder and served as the President of Forte, Inc. from its inception in 1989. Prior thereto, Mr. Amedia was a manufacturer's representative in the fenestration business.

     John J. Cafaro joined the Board of Directors in December 1996. Mr. Cafaro also serves as the Executive Vice President of The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of Enclosed Regional Shopping Centers. Mr. Cafaro has been a principal officer of The Cafaro Company for the past 20 years.

     Joseph Dominijanni has served as the Company's Treasurer since December 19, 1996. Mr. Dominijanni has also served as the Vice President - Finance of AAP since its inception. Mr. Dominijanni also currently serves as Vice President - Finance of American Commercial Holdings, Inc. ("ACH"), the parent corporation of AAPH, and American Commercial Industries, Inc., ("ACI"), which is principally engaged in the manufacturing of automotive components. Mr. Dominijanni joined ACH and ACI in May 1996. Mr. Dominijanni served as Vice President - Finance of EWI, Inc. a manufacturer of automotive metal stampings, from June 1990 until April 1996.

     W.R. Jackson, Jr. has served as a director of the Company since December 19, 1996. Mr. Jackson has also served since 1982 on the Board of Directors of Pitt-Des Moines, Inc., a steel construction, engineering and metal products manufacturer. Mr. Jackson was also President and Treasurer of Pitt-Des Moines, Inc. from 1983-1987.

         John Masternick has been a director of the Company since June 14, 1994. Mr. Masternick is a practicing attorney in Girard, Ohio, and is the Chairman of the Board of Directors of Omni Manor, Inc. and Windsor House, Inc., owners and operators of skilled nursing and extended care facilities in northeastern Ohio and western Pennsylvania.

         James E. Phillips has been a member of the Company's Board of Directors since December 19, 1996. Mr. Phillips is also an attorney practicing with the law firm of Arter & Hadden since 1985. Additionally, Mr. Phillips has served as President and director of GPI Incorporated ("GPI"), Profile Extrusion Company ("PEC") and Daymonex Limited ("Daymonex") since April 1, 1994, April 1, 1994, and May 2, 1996, respectively. GPI, PEC and Daymonex are engaged in the aluminum extrusion industry.

     Charles E. Trebilcock has been a director of the Company since June 14, 1994. Since 1964, Mr. Trebilcock has served as Chairman of Liberty Industries, Inc., an Ohio-based manufacturer of industrial lumber packaging products and equipment. Mr. Trebilcock is also a partner in Kings Company, which is also a manufacturer of industrial lumber packaging products and equipment.

     James K. Warren has been a director of the Company since February 28, 1997. Mr. Warren holds the office of Vice President - Corporate Planning of American Architectural Products, Inc., a subsidiary of Forte Computer Easy, Inc. Since February 1, 1996, Mr. Warren has been employed by American Commercial Industries, Inc. as its Vice President - Corporate Planning. During the same time, Mr. Warren has also held the position of Vice President - Corporate Planning for American Commercial Holdings, Inc. the parent company of ACI and AAPH. Mr. Warren was previously a practicing attorney with the law firm of Arter & Hadden.

         David McKelvey joined the Company in August 1995 and has served as the Company's Secretary since December, 1996, prior to which he served as its Vice President. Prior to joining the Company, Mr. McKelvey was Executive Vice President of Administration and Development for The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of Enclosed Regional Shopping Centers. From 1992 through 1995, Mr. McKelvey also served as Executive Regional Director of Real Estate for The Cafaro Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the Company's Chief Executive Officer and all other executive officers of the Company whose total annual salary and bonus exceeds $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1996.

                                            SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                    ANNUAL COMPENSATION                             COMPENSATION
---------------------------------------------------------------------------------------------------------------------------
                                                                       OTHER ANNUAL        RESTRICTED         ALL OTHER
       NAME AND           YEAR ENDED        SALARY        BONUS        COMPENSATION          STOCK           COMPENSATION
  PRINCIPAL POSITION     DECEMBER 31,         ($)          ($)            ($)(2)             AWARDS              ($)
---------------------- ----------------- -------------  ----------  ------------------ ------------------ ------------------
FRANK J. AMEDIA,             1996              168,718      0               --                 0                  0
PRESIDENT AND
CHIEF EXECUTIVE              1995              193,000      0               --                 0                  0
OFFICER(1)

                             1994              137,294      0               --                 0                  0


(1) The amount of compensation paid to mr. Amedia for 1994 consists of $47,384 paid from October 1, 1993 through June 7, 1994 (paid by Forte, inc.) and an additional $89,910 paid to Mr. Amedia following the closing of the Forte, Inc. Acquisition on June 7, 1994.

(2) Other compensation to Mr. Amedia did not exceed $50,000 or 10% of his total annual salary and bonus during any fiscal year.

      AMENDMENT OR REPRICING OF OPTIONS

      No stock options previously granted to the executive officers were subject to repricing during the fiscal year ended December 31, 1996. The Company does not have a long-term incentive plan established for the benefit of its executive officers or directors.

      OPTION GRANTS

      No stock options, stock appreciation rights or restricted stock awards were granted to or exercised by any officers, directors or employees of the Company or its subsidiaries during the fiscal year ended December 31, 1996. The Company entered into definitive stock option agreements with Mr. Amedia and Mr. Masternick dated December 18, 1996, memorializing the terms of stock options granted in 1994.

      OPTION VALUES

      The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 1996 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Named Executive Officer.

                                    AGGREGATED OPTION EXERCISES IN FISCAL 1996
                                     AND OPTION VALUE AS OF DECEMBER 31, 1996



                                                            Number of Unexercised              Value of Unexercised
                                                             Options at Fiscal               In-the-Money Options at
                                                            ---------------------            -----------------------
                                                                  Year End                        Fiscal Year
                                                                  --------                        -----------
                                                                    (#)                           End ($)(1)
                    Shares Acquired     Value Realized            --------                        ----------
       Name         on Exercise (#)          ($)          Exercisable   Unexerciseable    Exercisable     Unexerciseable
----------------   ----------------     ---------------   -----------   --------------    -----------     --------------
Frank J. Amedia           -0-                $-0-            4,262,440        -0-            $2,530,824        $-0-

John Masternick           -0-                $-0-              455,258        -0-              $270,309        $-0-


     (1) Based on average of reported bid and ask prices for the Common Stock on December 31, 1996.

      EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

      The Company was a party to an employment agreement with Anthony E. DePrima who served as Executive Vice President and Director of the Company. This agreement had a term extending through December 31, 1995 (subject to renewal). Mr. DePrima's base compensation under this agreement was $120,000 per annum, plus an incentive bonus equal 5% of the net profits of the Company. The Company also provided a car for Mr. DePrima and assumed the cost of his legal malpractice insurance. The Company exercised its option to terminate Mr. DePrima's employment agreement effective December 31, 1995. Effective May 15, 1996, the Company retained Mr. DePrima as a business and legal consultant for a twelve-month term. In connection therewith, the Company agreed to pay Mr. DePrima a consulting fee of $1,500 per month.

      EMPLOYEE INCENTIVE STOCK OPTION PLAN

      In May of 1992, the Board of Directors of the Company adopted an Employee Incentive Stock Option Plan (the "Option Plan"). Options to purchase an aggregate of up to 5,000,000 shares of the Company's common stock are authorized under the Option Plan. Options granted under the Option Plan have a maximum duration of ten years from the date of grant. In connection with the acquisition of Forte in June of 1994, Mr. Amedia and Mr. Masternick (the former shareholders of Forte) received options to purchase an aggregate of 4,717,698 shares of the Company's common stock at $.375 per share. The aforementioned options were issued in contemplation of the Company effectuating a reverse stock split. Until such reverse stock split is effectuated or until such time as additional shares of the Company's common stock are authorized or purchased as treasury shares, these options will not be exercisable.

      As of December 31, 1996, options to purchase a total of 14,663,870 shares of the Company's common stock were outstanding, including options to purchase 8,798,322 shares issued to AAPH on December 18, 1996, with exercise prices ranging from $.25 to $.50 per share.

      1996 STOCK OPTION PLAN

      The Company's 1996 Stock Option Plan (the "1996 Plan"), which is subject to shareholder approval, authorizes the Board to grant options to Directors and employees of the Company to purchase in the aggregate an amount of shares of Common Stock equal to 10% of the shares of Common Stock issued and outstanding from time to time, but which aggregate amount shall in no event exceed 10,000,000 shares of Common Stock. Directors, officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1996 Plan. Options may be nonqualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Plan are not transferable and expire ten (10) years after the date of grant. The per share exercise price of an incentive stock option granted under the 1996 Plan may not be less than the fair market value of the Common Stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant. No option may be granted after December 19, 2006.

      The 1996 Plan provides the Board of Directors with the discretion to determine when options granted thereunder will become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1996 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of January 27, 1997, by (i) each beneficial owner of more than 5% of the Company's Common Stock or Preferred Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, as amended, and is based upon the information furnished by the persons listed below. Except as otherwise indicated, each shareholder listed possesses sole voting and investing power with respect to the shares indicated as being beneficially owned.


                                                                                 Shares of Stock
                                                                                Beneficially Owned
                                                                      -------------------------------------
                                                                        Number of Shares         Percent of
      Class of Stock        Name and Address                          Beneficially Held             Class
      --------------        ----------------                          -----------------             -----

          Common            Frank J. Amedia(1)                           33,593,262(2)              61.2%
          Common            John Masternick                               3,696,799(3)               7.5%
                            20 E. Liberty Street
                            Girard, Ohio  44420
          Common            Anthony DePrima                               3,029,692(4)               6.1%
                            501 Reservation Road
                            Marina, California  93933
          Common            Charles E. Trebilcock(1)                        508,333(5)               1.0%
          Common            George S. Hofmeister(1)                          25,000                     *
          Common            David McKelvey(1)                                0  (6)                     0
          Common            James E. Phillips(1)                             0                          0
          Common            Joseph Dominijanni(1)                            20,000                     *
          Common            W.R. Jackson, Jr.(1)                             0                          0
          Common            John J. Cafaro(1)                                0                          0
          Common            AAP Holdings, Inc.                                                      61.2%
                            100 S. Broadway Avenue                       33,593,262(7,9)
                            Salem, Ohio 44460
          Common            All directors and executive officers         37,843,394(8)              67.1%
                            of the Company as a group (9
                            persons)
        Preferred           AAP Holdings, Inc.                            1,000,000(9)             100.0%
                            100 S. Broadway Avenue
                            Salem, Ohio  44460

*    Less than 1%

(1)  c/o Forte Computer Easy, Inc., 1350 Albert Street, Youngstown, Ohio 44505.

(2) Includes 4,262,440 shares of common stock which are subject to unexercised options that were exercisable on January 27, 1997 or within sixty days thereafter. Also includes an additional 1,718,422 unissued shares of common stock which the Company is obligated to issue to Mr. Amedia and 324,323 outstanding shares of common stock which Forte, Inc. holds and is obligated to transfer to Mr. Amedia in connection with the acquisition of Forte, Inc. in June 1994. Does not include 1,000,000 shares of common stock which are subject to options granted subsequent to January 27, 1997.

(3) Includes 455,258 shares of common stock which are subject to unexercised options that were exercisable on January 27, 1997 or within sixty days thereafter.

(4) Includes 1,000,000 shares of common stock which are subject to unexercised options that were exercisable on January 27, 1997 or within sixty days thereafter.

(5) Includes 258,333 shares of common stock owned individually and 250,000 shares held by a custodian for the benefit of an individual retirement account of Mr. Trebilcock. In addition, LGL Company, owned by Lionel Trebilcock, brother of Mr. Trebilcock, owns common shares. Mr. Trebilcock does not have any beneficial interest in or control over the shares owned by either LGL Company or Lionel Trebilcock. On October 3, 1994, Robert Trebilcock, son of Mr. Trebilcock, purchased common shares, and Mr. Trebilcock does not have any beneficial interest in or control over such shares.

(6) Does not include 250,000 shares of common stock subject to options granted subsequent to January 27, 1997.

(7) Does not include 8,798,322 shares of common stock which are subject to unexercised options that are exercisable only upon the occurrence of certain contingencies. Includes 27,288,077 shares of common stock owned by Amedia, 1,718,422 shares of common stock issuable to Amedia by the Company, 324,323 shares of common stock that Forte, Inc. is obligated to transfer to Amedia, and 4,262,440 shares of common stock subject to unexercised options that were exercisable on January 27, 1997 or within sixty days thereafter. In connection with the transaction between AAPH and the Company, Amedia granted AAPH an irrevocable proxy to vote all shares of Common Stock currently or hereafter owned by Amedia in favor of the reincorporation of the Company from a Utah corporation to a Delaware corporation (including a ten-for-one reverse stock split), any matters submitted to the shareholders of the Company relating to the repayment of amounts owing to MascoTech, Inc. from AAPH under those certain Promissory Notes dated August 29, 1996 in the original principal amount of $8,000,000, and any matters submitted to the shareholders of the Company as to which the shares of Series A Preferred Stock are not permitted to vote in accordance with their terms but would have been permitted to vote had such shares of Series A Preferred Stock been converted into common stock in accordance with their terms prior to the record date for such vote. The proxy expires on December 31, 1997.

(8) Includes 5,717,698 shares of common stock which are subject to unexercised options that were exercisable on January 27, 1997 or within sixty days thereafter as described above and 2,042,745 shares of common stock the Company and Forte, Inc. are obligated to issue to Mr. Amedia.

(9) George S. Hofmeister, Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAPH.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with a loan of $100,000 from Jack Martinez to the Company, in 1988 two shareholders transferred 250,000 shares each to Mr. Martinez as additional consideration for such loan. In November 1993, the Board of Directors of the Company authorized the issuance of 250,000 shares of common stock to each of those shareholders, Anthony E. DePrima and D. Jess Riddle, both of whom were officers and directors of the Company at the time, to replace the shares which each of them had transferred to Mr. Martinez.

         Pursuant to an Agreement and Plan of Reorganization dated on May 27, 1994, which was consummated on June 8, 1994 (as amended, the "Forte Agreement"), Forte became a wholly owned subsidiary of the Company. Pursuant to that transaction, as modified, the Company agreed to issue to the prior Forte shareholders a total of 32,479,290 shares of the Company's common stock, consisting of 29,346,499 shares to Amedia, of which 27,628,077 have been issued (with the balance of 1,718,422 to be issued by the Corporation when there are sufficient authorized shares available), and 3,132,791 shares to Masternick. As part of the same transaction, options were granted to Amedia and Masternick to purchase 4,262,440 shares and 455,258 shares, respectively, of the Company's common stock at $.375 per share. In addition, the Company realized $250,000 from the sale of 1,000,000 Series A Preferred shares at $0.25 per share to Forte under the Forte Agreement. Forte had assigned its rights to acquire the Series A Preferred shares at $.37 per share to a group of accredited investors, resulting in the investors purchasing 675,677 shares and Forte acquiring 324,323 shares. The 324,323 shares of the Company's common stock acquired by Forte are to be issued to Amedia as a former shareholder of Forte. These shares have not yet been issued and are in addition to the 1,718,422 shares which, as noted above, the Company is obligated to issue to Amedia.

         In connection with the Company's acquisition of the stock of Forte in June of 1994, the Company also entered into an agreement with D. Jess Riddle, a former officer and director of the Company, regarding certain matters. Under this Agreement, for a period of ninety days following the closing of the transaction, the Company had a right of first refusal to acquire 500,000 shares of Company common stock held by Riddle. During the same time period, the Company also had an exclusive option to acquire 1,200,000 shares of Company common stock held by Riddle at $.40 per share. If the option was not exercised in the first ninety days of the option period, then the Company had an additional 270 days to acquire such shares at $.50 per share. If the Company purchased all 1,200,000 shares from Riddle, then simultaneously with the payment for the last shares, the Company could purchase at $.15 per share certain options previously granted to Riddle to acquire 1,000,000 shares (the "Riddle Option"). If, within 180 days after the closing of the transaction, the market price of the Company's common stock exceeded $1.50 per share, then the exercise price for the Company to acquire any unpurchased portion of the 1,200,000 Riddle shares would be adjusted to $.75 per share. The Company also agreed to retain Riddle as a consultant for six months following closing of the transaction at a compensation rate equal to his base salary (with no commission override) as in effect prior to the closing. The Company also agreed to pay Riddle $3,000 on the first day of each month until the first 500,000 Riddle shares were sold, or the end of ninety days after the close of the transaction, whichever occurred first. On September 15, 1994, Riddle and Forte agreed to several modifications of this Agreement, as follows:

                     (i) Riddle was permitted to sell 500,000 shares at $.60 per share to four separate investors.

                    (ii) Designees of Forte, purchased 750,000 shares from
                         Riddle at $.40 per share.

                   (iii) Forte, or its designees, could purchase the remaining
                         500,000 shares owned by Riddle at $.50 per share prior to the expiration date of the original 360 day period following closing of the Forte acquisition transaction.

                    (iv) If Forte purchased all the remaining 500,000 shares
                         owned by Riddle within the 360 day period following closing of the Forte acquisition transaction, the Company could repurchase the Riddle Option at $.15 per share.

         Subsequent to December 31, 1995, the Company entered into an agreement with Riddle pursuant to which the Company would purchase all remaining shares of the Company's common stock owned by Riddle. The shares and 1,000,000 options were acquired in exchange for (i) the discharge of approximately $180,000 in indebtedness owing from CD World, a company owned by Riddle, to Arizona Disk Fulfillment, Inc. ("ADF") and (ii) for a $195,000 credit in favor of Riddle or his nominees against the retail price of goods and services of ADF.

         In connection with the Forte transaction in June of 1994, the Company entered into separate stock option agreements, dated June 7, 1994, whereby the Company obtained the right, for a period of one (1) year from June 8, 1994, to purchase 30% of the shares owned by certain large shareholders of the Company for $.50 per share. Anthony E. DePrima, a director and former officer of the Company, was a party to such an agreement with the Company. The Company did not exercise any of these options, which expired on June 8, 1995.

         In June, 1994, Forte purchased all of the issued and outstanding shares of MoCorp Air, Inc. ("MoCorp") from Amedia for $215,000, which consisted of the assumption by Forte of the balance due from MoCorp to Cessna Financing Company in the amount of $147,902 and seller-provided financing for the balance of the purchase price of $67,098. The sole asset of MoCorp was a Cessna Chieftain Piper Aircraft.

         In connection with the Reorganization Agreement between the Company and AAPH, the Company and its subsidiary, American Architectural Products, Inc. ("AAP"), agreed to use their best efforts to secure the release of Amedia, Masternick and Hofmeister from all obligations as either a co-obligor or guarantor of Company or AAP debt. In addition, the Company agreed to indemnify, defend and hold harmless Amedia, Masternick and Hofmeister against any loss, cost or expense which any of them may incur as a result of being a co-obligor or guarantor of any Company or AAP debt. Furthermore, the Company and AAPH agreed not to dispose of assets securing any Company or AAP debt without the prior written consent of any person who is a co-obligor or guarantor of such debt.

         Forte performs management services for 78 rental units owned by Amedia and his wife. Such services involve accounting, performing maintenance, making repairs and coordinating tenant requirements. Mr. Amedia and his wife paid the Company $52,257 for such services during the year ended December 31, 1996, $49,804 during the year ended December 31, 1995, and $29,925 during the year ended December 31, 1994.

         Upon consummation of the transaction contemplated by the Reorganization Agreement, the Company agreed that AAP would pay a management fee to AAPH of $250,000 during 1997 and to reimburse AAPH and its affiliates for out-of-pocket expenses incurred in providing services to AAP. The management fee agreement will terminate on December 31, 1997. In addition, the Company agreed to pay AAPH an acquisition consulting fee of one percent (1%) of the transaction price of each acquisition transaction consummated by the Company with respect to which AAPH or its affiliates provides acquisition consulting services. For purposes of calculating the acquisition fee, the transaction price means the aggregate amount of consideration paid by the Company or its affiliates for the acquisition in the form of cash, stock, stock options, warrants, debt instruments and other assumed liabilities. The acquisition consulting fee agreement will terminate on December 31, 1997, except with respect to acquisition transactions already in progress at such date.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      FINANCIAL STATEMENTS.

         The following is a list of all financial statements filed as a part of this Report:

         See ITEM 8 for Consolidated Financial Statements and Financial Statement Schedule of Forte Computer Easy, Inc. and Subsidiaries.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND TAYLOR BUILDING PRODUCTS COMPANY

         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . .   58
         Combined Balance Sheet as of August 29, 1996 . . . . . . . . . . . . . . . . . .   59
         Combined Statement of Operations and
              Accumulated Deficit For the Eight Month Periods Ended
              August 29, 1996 and 1995 . . . . . . . . . . . . . . . .  . . . . . . . . .   60
         Combined Statements of Cash Flows For the
              Eights Month Periods Ended August 29, 1996 and 1995  . . .  . . . . . . . .   61
         Notes to Combined Financial Statements . . . . . . . . . . . . . . . . . . . . .   63

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND TAYLOR BUILDING PRODUCTS COMPANY
         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . .   71
         Combined Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . . . . .   72
         Combined Statements of Operations and Accumulated Deficit
              For the Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . .   73
         Combined Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . .   74
         Notes to Combined Financial Statements  . . . . . . . . . . . .  . . . . . . . .   76

MALLYCLAD CORP.

         Condensed Balance Sheets (unaudited) as of June 30, 1996 and 1995  . . . . . . .   84
         Condensed Statements of Operations and Retained Earnings (unaudited)
              For the Seven Months Ended June 30, 1996 and 1995   . . . . . . . . . . . .   85
         Condensed Statements of Cash Flows (unaudited)
              For the Seven Months Ended June 30, 1996 and 1995   . . . . . . . . . . . .   86
         Note to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . .   87

MALLYCLAD CORP.

         Balance Sheets (unaudited) as of November 30, 1995 and 1994  . . . . . . . . . .   88
         Statements of Operations and Retained Earnings (unaudited)
              Fiscal Years Ended November 30, 1995, 1994 and 1993  . . . . . . . . .  . .   89
         Statements of Cash Flows (unaudited)
              Fiscal Years Ended November 30, 1995, 1994 and 1993 . . . . . . . . . . . .   90
         Notes to Financial Statements (unaudited) . . . . . . .  . . . . . . . . . . . .   91


(b)      FINANCIAL STATEMENT SCHEDULES

         The following is a list of a financial statement schedule required to be filed as a part of this Report:

         II.  Valuation and Qualifying Accounts


         All schedules, other than the schedule(s) listed above, are omitted as the information is not required, is not material or is otherwise furnished.

(c)      EXHIBITS.

                                                                                                    Method
   Exhibit No.     Description                                                                     of Filing
   -----------     ------------                                                                    ---------
       3.1         Articles of Incorporation                                                           B

       3.2         Bylaws                                                                              A

       10.1        1992 Incentive Stock Option Plan                                                    B

       10.2        Purchase Agreement dated November 3, 1995 among Forte                               C
                   Computer Easy, Inc., International Microcomputer Software,
                   Inc. and Computer Easy International, Inc.

       10.3        Stock Purchase Agreement dated August 5, 1996 among Forte                           D
                   Computer Easy, Inc., James W. Schmidt and Beverly Schmidt,
                   and Arizona Disk Fulfillment, Inc.

       10.4        Addendum to Stock Purchase Agreement dated August 20,                               D
                   1996 among Forte Computer Easy, Inc., James W. Schmidt and
                   Beverly Schmidt, and Arizona Disk Fulfillment, Inc.

       10.5        Agreement and Plan of Reorganization dated October 25, 1996                         E
                   between Forte Computer Easy, Inc. and AAP Holdings, Inc.

       10.6        Letter Agreement dated December 18, 1996 between Forte                              *
                   Computer Easy, Inc. and AAP Holdings, Inc. regarding
                   management fee and expenses reimbursement

       10.7        Letter Agreement dated December 18, 1996 between Forte                              *
                   Computer Easy, Inc. and AAP Holdings, Inc. regarding
                   acquisition consulting fees

       10.8        Forte Computer Easy, Inc. 1996 Stock Option Plan                                    F

        22         Subsidiaries of the Registrant                                                      *

        27         Financial Data Schedule                                                             *


*        Filed herewith.

A Incorporated by reference to the Company's Registration Statement on Form 10-SB filed March 1, 1995.

B Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 10-SB/A filed November 22, 1996.

C Incorporated by reference to the Company's Amendment No. 1 to Current Report on Form 8-K/A dated August 30, 1995.

D Incorporated by reference to the Company's Current Report on Form 8-K dated August 5, 1996.

E Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1996.

F Incorporated by reference to the Company's definitive Information Statement relating to the special meeting of shareholders held on April 1, 1997.

(d)      REPORTS ON FORM 8-K

         The Company filed the following current reports on Form 8-K during the fourth quarter of fiscal year 1996:

         Form 8-K/A dated August 30, 1995 to report that the Company had entered into a Purchase Agreement with International Microcomputer Software, Inc.

         Form 8-K dated August 5, 1996 to report that the Company had entered into a Stock Purchase Agreement (as amended) with J.W. Schmidt, B. Schmidt and Arizona Disk Fulfillment, Inc.

         Form 8-K dated October 25, 1996 to report that the Company had entered into an Agreement and Plan or Reorganization with AAP Holdings, Inc.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FORTE COMPUTER EASY, INC.

March 31, 1997                          By /s/ FRANK J. AMEDIA
                                           ---------------------------------
                                        Frank J. Amedia, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                             Title                                     Date
---------                                             -----                                     ----

/s/ GEORGE S. HOFMEISTER
-------------------------------           Chairman of the Board of Directors               March 31, 1997
George S. Hofmeister

/s/ FRANK J. AMEDIA
-------------------------------           President (Principal Executive                   March 31, 1997
Frank J. Amedia                               Officer) and Director

/s/ JOSEPH DOMINIJANNI
-------------------------------            Treasurer (Principal Financial                  March 31, 1997
Joseph Dominijanni                            Officer) and Director


-------------------------------                      Director                              March __, 1997
John J. Cafaro


-------------------------------                      Director                              March __, 1997
W.R. Jackson, Jr.


-------------------------------                      Director                              March __, 1997
John Masternick

/s/ JAMES E. PHILLIPS
-------------------------------                      Director                              March 31, 1997
James E. Phillips


-------------------------------                      Director                              March __, 1997
Charles E. Trebilcock

/s/ JAMES K. WARREN
-------------------------------                      Director                              March 31, 1997
James K. Warren


To The Board of Directors and Stockholders of
Eagle Window & Door, Inc. and Subsidiaries and
Taylor Building Products Company (Wholly-Owned Subsidiaries)

We have audited the accompanying combined balance sheet of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (Wholly- Owned Subsidiaries), as of August 29, 1996, and the related combined statements of operations and accumulated deficit, and cash flows for the period then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (Wholly-Owned Subsidiaries) as of August 29, 1996, and the results of their combined operations and cash flows for the eight month period then ended in conformity with generally accepted accounting principles.


                                                         Semple & Cooper, P.L.C.

Phoenix, Arizona

January 31, 1997



                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                             COMBINED BALANCE SHEET
                                 August 29, 1996

                                     ASSETS
Current Assets:
   Cash (Note 2)                                                              $   395,859
   Accounts receivable, net (Note 1)                                            7,736,517
   Inventory (Notes 1 and 3)                                                    8,483,224
   Prepaids and other                                                             314,240
                                                                              -----------

        Total Current Assets                                                   16,929,840
                                                                              -----------

Property, Plant and Equipment, Net (Notes 1 and 4)                              6,966,340
                                                                              -----------

Deposits and Other Assets                                                          93,376
                                                                              -----------

        Total Assets                                                          $23,989,556
                                                                              ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                           $ 2,429,053
   Accrued wages and payroll taxes                                                453,459
   Payable to affiliates (Note 9)                                              19,841,537
   Other accrued expenses                                                       2,346,756
   Accrued warranty reserve - short-term portion (Note 8)                       1,479,000
                                                                              -----------

        Total Current Liabilities                                              26,549,805
                                                                              -----------
Long-Term Liabilities:
   Accrued warranty reserve - long-term portion (Note 8)                        3,148,412
                                                                              -----------

Commitments and Contingencies: (Note 5)                                             -

Stockholder's Equity (Deficit): (Note 6)
   Common stock                                                                   211,851
   Additional paid-in capital                                                  26,081,937
   Accumulated deficit                                                        (32,002,449)
                                                                              -----------
        Total Stockholder's Equity (Deficit)                                   (5,708,661)
                                                                              -----------
        Total Liabilities and Stockholder's
          Equity (Deficit)                                                    $23,989,556
                                                                              ===========



                 The Accompanying Notes are an Integral Part
                     of the Combined Financial Statements




                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                      COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                                 For The Eight Month Periods Ended
                                                      August 29, 1996 and 1995

                                                                                                            (Unaudited)
                                                                                     1996                      1995
                                                                                     ----                      ----

Sales                                                                           $ 39,971,058              $ 49,279,325

Cost of Sales                                                                     33,832,799                45,687,243
                                                                                ------------              ------------

Gross Profit                                                                       6,138,259                 3,592,082

Selling Expense                                                                    3,948,778                 4,935,699

General and Administrative Expenses                                                3,141,852                 3,497,374
                                                                                ------------              ------------

Loss from Operations                                                                (952,371)               (4,840,991)
                                                                                ------------              ------------

Other Income (Expense):

   Loss on sale of assets                                                           (773,866)                 (127,936)
   Other                                                                             274,661                    79,892
   Interest expense                                                                     -                   (1,167,661)
                                                                                ------------              ------------

                                                                                    (499,205)               (1,215,705)
                                                                                ------------              ------------

Loss before Income Tax Benefit                                                    (1,451,576)               (6,056,696)

Income Tax Benefit (Note 1)                                                          508,052                 2,011,743
                                                                                ------------              ------------

Net Loss                                                                            (943,524)                4,044,953

Accumulated Deficit, Beginning of Period                                         (31,058,925)              (24,670,847)
                                                                                ------------              ------------

Accumulated Deficit, End of Period                                              $(32,002,449)             $(28,715,800)
                                                                                ============              ============


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements



                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                                  COMBINED STATEMENTS OF CASH FLOWS
                                                 For The Eight Month Periods Ended
                                                      August 29, 1996 and 1995

                                                                                                           (Unaudited)
                                                                                    1996                      1995
                                                                                    ----                      ----
Cash Flows from Operating Activities:
   Cash received from customers                                                 $39,462,693               $47,331,732
   Cash paid to suppliers and employees                                         (38,177,166)              (45,970,684)
   Interest received                                                                  1,340                      -
                                                                                -----------               -----------
      Net cash provided by operating
        activities                                                                1,286,867                 1,361,048
                                                                                -----------               -----------


Cash Flows from Investing Activities:
   Cash received from sale of assets                                                 37,289                    37,775
   Purchase of assets                                                            (1,678,658)               (1,105,484)
                                                                                -----------               -----------
      Net cash used by investing
        activities                                                               (1,641,369)               (1,067,709)
                                                                                -----------               -----------

Net increase (decrease) in cash                                                    (354,502)                  293,339

Cash at beginning of period                                                         750,361                   212,332
                                                                                -----------               -----------

Cash at end of period                                                           $   395,859               $   505,671
                                                                                ===========               ===========


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements



                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                            COMBINED STATEMENTS OF CASH FLOWS (Continued)
                                                 For The Eight Month Periods Ended
                                                      August 29, 1996 and 1995

                                                                                                           (Unaudited)
                                                                                    1996                      1995
                                                                                    ----                      ----

Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities:

Net Loss                                                                        $  (943,524)              $(4,044,953)
                                                                                -----------               -----------
Adjustments to Reconcile Net Loss to Net
  Cash Provided by Operating Activities:
    Depreciation                                                                  2,661,961                 2,589,573
    Loss on sale of assets                                                          773,866                   127,936

Changes in Assets and Liabilities:
    Accounts receivable                                                            (781,687)               (2,027,320)
    Inventory                                                                      (152,631)                7,258,906
    Prepaids and other                                                              134,186                   (59,438)
    Deposits and other                                                              (38,005)                 (182,101)
    Accounts payable                                                               (430,203)                 (998,580)
    Accrued wages and payroll taxes                                                  72,539                    74,468
    Other accrued expenses                                                          828,870                   694,837
    Payable to affiliates                                                          (641,117)               (1,572,280)
    Accrued warranty reserve                                                       (197,388)                 (500,000)
                                                                                -----------               -----------

                                                                                  2,230,391                 5,406,001
                                                                                -----------               -----------
      Net cash provided by operating

        activities                                                              $ 1,286,867               $ 1,361,048
                                                                                ===========               ===========


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies and Use of Estimates:

        Basis of Presentation:

        The combined financial statements include the financial position, results of operations and cash flows of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (the Companies). All material intercompany transactions, accounts and balances have been eliminated.

        Each Company is a wholly-owned subsidiary of MascoTech, Inc. Because of these relationships, the financial statements of the Companies have been prepared on a combined format as if they were a single entity. In addition, MascoTech, Inc. performed the Companies' treasury function, and allocated expenses for various services it provided (See Note 9).

        Eagle Window & Door, Inc. and Subsidiaries (Eagle) are engaged in the manufacture of aluminum clad and all wood windows and doors. Eagle's primary market is the construction industry. Products are marketed through various distributors located throughout the United States and Pacific Rim. Eagle's wholly-owned subsidiaries, Eagle Window & Door of Bellevue, Inc. and Eagle Service Company are engaged in the sale and distribution of windows and doors throughout the United States.

        The accompanying combined financial statements include the consolidated accounts of Eagle Window & Door, Inc. and its wholly-owned subsidiaries, Eagle Window & Door of Bellevue, Inc. and Eagle Service Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Taylor Building Products Company (Taylor) is engaged in the manufacture of entry and garage doors. The Company markets entry doors under the brand names of Perma Door and Taylor Door. The Perma Door brand is primarily marketed through millwork distributors and the Taylor Door brand is primarily marketed through installing dealers. The Company markets garage doors under the Taylor Door brand name throughout the United States.

        Interim Financial Information:

        The interim financial statements for the eight month period ended August 29, 1995 are unaudited. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim period. The results of operations for the eight month periods presented are not necessarily indicative of the results for the respective years.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies and Use of Estimates:
        (Continued)

        Pervasiveness of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Earnings Per Share:

        Historical earnings per share data has not been presented in the accompanying financial statements due to the subsequent acquisition of the two (2) Companies by American Architectural Products, Inc. and its reverse merger with a public reporting company (See Note 12).

        Accounts Receivable:

        As of August 29, 1996, an allowance has been established for potentially uncollectible accounts receivable in the amount of $791,521.

        Inventory:

        Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventories are reviewed periodically for obsolescence and an allowance established to record potentially obsolete inventory at net realizable value (See Note 3).

        Property, Plant and Equipment:

        Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the periods ended August 29, 1996 and 1995, was $2,661,961 and $2,589,573 (unaudited), respectively.
        Assets are being depreciated over their estimated useful lives, as follows:

                                                                   Years
                                                                   -----

               Buildings and improvements                           40
               Machinery and equipment                            6-15
               Computer and office equipment                        10
               Tools, dies and fixtures                              3

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies and Use of Estimates:
        (Continued)

        Income Taxes:

        The Companies file their income tax returns on a consolidated basis with their parent company. All provisions for federal and state income taxes, including provisions for deferred income taxes, are provided for through the intercompany accounts.

        Advertising:

        The cost of advertising is expensed as incurred. Advertising expense was $479,300 and $580,939 (unaudited), respectively, for the periods ended August 29, 1996 and 1995.

2.      Concentration of Credit Risk:

        The combined Companies maintain cash balances at various financial institutions. At August 29, 1996, the combined Companies have uninsured cash in the approximate amount of $230,000.

3.      Inventory:

        As of August 29, 1996, inventory consisted of the following:

        Raw materials                                $6,118,026
        Work in process                               1,366,212
        Finished goods                                1,473,501
                                                     ----------
                                                      8,957,739

        Less: provision for obsolete inventory         (474,515)
                                                     ----------

                                                     $8,483,224
                                                     ==========

4.      Property, Plant and Equipment:

        As of August 29, 1996, property, plant and equipment consisted of the following:

        Land and improvements                       $   408,934
        Buildings and improvements                    7,698,252
        Machinery and equipment                      11,276,992
        Computer and office equipment                 2,223,089
        Tools, dies and fixtures                      3,698,385
                                                    -----------
                                                     25,305,652
        Less: accumulated depreciation              (18,339,312)
                                                    -----------

                                                    $ 6,966,340
                                                    ===========

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

5.      Commitments and Contingencies:

        Commitments:

        The Companies are currently leasing certain office and manufacturing space in Dubuque, Iowa and West Branch, Michigan under non-cancellable operating lease agreements which expire through July, 1997. The terms of the leases provide for combined monthly payments totalling approximately $12,000. The lease terms also require the Companies to pay common area maintenance, taxes, insurance and other costs. The Companies are also leasing equipment under various non-cancellable operating lease agreements which expire through July, 2000. Rent expense under the operating lease agreements was $477,761 and $487,134, (unaudited) respectively, for the periods ended August 29, 1996 and 1995.

        A schedule of future minimum lease payments due under the non-cancellable operating lease agreements, is as follows:

                           Year Ended
                           August 29,                       Amount
                           ----------                       ------

                              1997                      $  382,862
                              1998                         176,505
                              1999                          88,425
                              2000                          18,546
                                                        ----------

                                                        $  666,338

                                                        ==========

        Contingencies:

        Environmental Issue:

        Based on an evaluation of Eagle's operating facility, asbestos-containing materials were located in various sections of the facility. No provision or accrual has been made to provide for any potential future costs for abatement because, in management's opinion, they should not have a material adverse effect upon the combined financial position of the Companies. In connection with the sale of the Companies to American Architectural Products, Inc. (See Note 12), the former parent of the Companies agreed to bear certain abatement costs relating to this matter.

        Litigation:

        At August 29, 1996, the Companies were a party to several lawsuits. The Company believes that the lawsuits are without merit and intend to vigorously defend their position. A provision has been made for approximately $100,000 for a lawsuit involving product performance issues.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

6.      Stockholders' Equity:

        The stock of Taylor Building Products Company consists of 1,000 shares of $1 par value common stock authorized, issued and outstanding. The stock of Eagle Window & Door, Inc. consists of 500,000 shares of $1 par value common stock authorized, 210,851 shares issued and outstanding.

7.      Restructuring Charge:

        In September, 1995, Taylor's management adopted a restructuring plan to address recurring operating losses. The goal of the plan was to reduce overhead through a plan of business consolidation and simplification. The major components to the plan were: (1) closure of its satellite locations in Florida and Texas; (2) elimination of its "non-core" product lines; and (3) improve the proficiency of its entry and garage door lines. As a result of the restructuring plan, the Company incurred costs for liquidation of inventory, loss on the sale and abandonment of fixed assets, severance pay, and other related costs.

        A restructuring charge in the approximate amount of $2,600,000 was recorded subsequent to August 29, 1995.

8.      Warranty Reserve:

        The Companies sell the majority of their products with limited warranties of two (2) to twenty-five (25) years. At August 29, 1996, the accompanying financial statements include a reserve of $4,627,412 for estimated warranty claims based on the Companies' historical claims experience.

9.      Related Party Transactions:

        As of August 29, 1996, the Companies had amounts payable to affiliates of $19,841,537. These affiliates consisted primarily of the parent company and subsidiaries of the parent company. For the eight month period ended August 29, 1995, the Companies had recorded related interest expense in the amount of $1,167,661 (unaudited). No interest expense was charged by the parent for the eight month period ended August 29, 1996 since the parent company was attempting to sell the Companies (See Note 12).

        Various shared expenses were charged to the Companies through the payable to affiliate account. These expenses included items such as general insurance, health insurance, and workers' compensation insurance, which were charged based on specific identification of the expense. For the eight month periods ended August 31, 1996 and 1995, total expenses charged to the Companies through specific identification were $1,613,407 and $2,642,306, respectively.

        In addition, MascoTech, Inc., the parent company, charged the Companies a management fee based on budgeted sales for the various operating subsidiaries. For the eight month periods ended August 31, 1996 and 1995, total management fees charged to the Companies were $951,000 and $872,300, respectively.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

10.     Benefit Plans:

        401K Profit Sharing Plan and Pension Plan:

        The Companies' former parent sponsored the MascoTech, Inc. Salaried Savings Plan. All salaried employees of the Company with three (3) months of service, were eligible to participate in the Plan. The Plan operated as a 401K Savings Plan. The Plan did not provide for a discretionary matching or profit sharing contribution. As such, no expense has been recorded for contributions in the accompanying financial statements.

        The Companies' former parent sponsored the MascoTech, Inc. Master Hourly Employees' Pension Plan. All hourly employees of the Companies were eligible to participate in the Plan with participation commencing on the date of hire. Benefits in the Plan were vested and based on the number of years of credited service. Pension expense under the Plan for the eight month periods ended August 29, 1996 and 1995 for the combined Companies was approximately $135,000 for each period.

        Pursuant to the sale of the Companies to American Architectural Products, Inc., in August, 1996, and in accordance with the Stock Purchase Agreement, coverage under these plans ceased. The seller agreed to fully vest all participants and pay benefits in the normal course of the plans. As such, no liability has been reported in the accompanying combined financial statements for any potential unfunded liabilities.

        Post-Retirement Benefits:

        Taylor Building Products Company sponsors a post-retirement health benefit program pursuant to its collective bargaining contract. Under the principal terms of the contract, the Company will pay a retired employee with a minimum of ten (10) years service, a benefit of $100 per month after retirement at age 62. As of the date of the financial statements, no material post-retirement benefit obligation has been incurred.

        Labor Force:

        Most of the hourly employees of Taylor Building Products Company, comprising approximately eighty-five percent (85%) of the Taylor labor force, are covered under a collective bargaining agreement. The contract expired in February, 1997, and was renegotiated for an additional five
        (5) years.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

11.     Economic Dependency:

        For the periods ended August 29, 1996 and 1995, Eagle Window & Door, Inc. purchased approximately fifteen percent (15%) of their materials from one (1) supplier. At August 29, 1996, the amount due to the supplier was $332,179.

        For the periods ended August 29, 1996 and 1995, Taylor Building Products Company purchased approximately twenty percent (20%) of their materials from one (1) supplier. At August 29, 1996, the amount due to the supplier was $362,000.

12.     Subsequent Event:

        Acquisition:

        Effective August 29, 1996, the Companies were acquired by American Architectural Products, Inc. (AAP). On December 18, 1996, American Architectural Products Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a sixty percent (60%) interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

To The Board of Directors and Stockholders of
Eagle Window & Door, Inc. and Subsidiaries and
Taylor Building Products Company (Wholly-Owned Subsidiaries)

We have audited the accompanying combined balance sheets of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (Wholly-Owned Subsidiaries), as of December 31, 1995 and 1994, and the related combined statements of operations and accumulated deficit, and cash flows for the years then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (Wholly-Owned Subsidiaries) as of December 31, 1995 and 1994, and the results of their combined operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Semple & Cooper, P.L.C.
Phoenix, Arizona

January 31, 1997

January 31, 1997


                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                                       COMBINED BALANCE SHEETS
                                                     December 31, 1995 and 1994

                                                               ASSETS

                                                                                     1995                        1994
                                                                                     ----                        ----
Current Assets:
   Cash (Note 2)                                                                 $   750,361                 $   212,332
   Accounts receivable, net (Note 1)                                               6,954,830                   7,901,250
   Inventory (Notes 1 and 3)                                                       8,330,593                  18,234,183
   Prepaids and other                                                                448,426                     569,385
                                                                                 -----------                 -----------
        Total Current Assets                                                      16,484,210                  26,917,150
                                                                                 -----------                 -----------
Property, Plant and Equipment,
  Net (Notes 1 and 4)                                                              8,760,799                  10,844,153
                                                                                 -----------                 -----------

Deposits and Other Assets                                                             55,370                     132,269
                                                                                 -----------                 -----------

        Total Assets                                                             $25,300,379                 $37,893,572
                                                                                 ===========                 ===========

                                           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                              $  2,859,256                $  3,342,794
   Accrued wages and payroll taxes                                                    371,510                     567,118
   Payable to affiliates (Note 10)                                                 20,482,654                  25,427,638
   Other accrued expenses                                                           1,527,296                   1,783,282
   Accrued warranty reserve - short-term
     portion (Note 9)                                                               1,566,000                   1,740,000
                                                                                 ------------                ------------
        Total Current Liabilities                                                  26,806,716                  32,860,832
                                                                                 ------------                ------------
Long-Term Liabilities:
   Accrued warranty reserve - long-term
     portion (Note 9)                                                               3,258,800                   3,409,800
                                                                                 ------------                ------------
Commitments and Contingencies: (Note 5)                                                  -                           -

Stockholder's Equity (Deficit): (Note 6)
   Common stock                                                                       211,851                     211,851
   Additional paid-in capital                                                      26,081,937                  26,081,937
   Accumulated deficit                                                            (31,058,925)                (24,670,848)
                                                                                 ------------                ------------
        Total Stockholder's Equity (Deficit)                                       (4,765,137)                  1,622,940
                                                                                 ------------                ------------
        Total Liabilities and

          Stockholder's Equity (Deficit)                                         $ 25,300,379                $ 37,893,572
                                                                                 ============                ============


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements



                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                      COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                        For The Years Ended December 31, 1995, 1994 and 1993

                                                                                                            (Unaudited)
                                                          1995                       1994                      1993
                                                          ----                       ----                      ----

Sales                                                $ 72,962,690               $ 92,644,635              $113,741,486

Cost of Sales                                          65,839,633                 83,387,571               100,655,248
                                                     ------------               ------------              ------------

Gross Profit                                            7,123,057                  9,257,064                13,086,238

Selling Expense                                         6,619,136                  9,166,868                12,406,431

General and Administrative
  Expenses                                              5,714,966                  5,084,716                 7,327,844

Restructuring Charge (Note 7)                           2,642,939                       -                         -
                                                     ------------               ------------              ------------

Loss from Operations                                   (7,853,984)                (4,994,520)               (6,648,037)
                                                     ------------               ------------              ------------

Other Income (Expense):
   Interest expense (Note 10)                          (1,755,177)                (2,040,067)               (2,028,034)
   Gain (Loss) on sale of
     assets                                              (375,325)                   (23,293)                    4,923
   Other                                                   38,984                     69,440                   149,816
                                                     ------------               ------------              ------------

                                                       (2,091,518)                (1,993,920)               (1,873,295)
                                                     ------------               ------------              ------------
Loss before Income Tax
  Benefit                                              (9,945,502)                (6,988,440)               (8,521,332)

Income Tax Benefit (Note 1)                             3,557,425                  2,550,020                 2,987,040
                                                     ------------               ------------              ------------

Net Loss                                               (6,388,077)                (4,438,420)               (5,534,292)

Accumulated Deficit,
  Beginning of Year                                   (24,670,848)               (20,232,428)              (14,698,136)
                                                     ------------               ------------              ------------
Accumulated Deficit,
  End of Year                                        $(31,058,925)              $(24,670,848)             $(20,232,428)
                                                     ============               ============              ============


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements



                                          EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                   TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                                 COMBINED STATEMENTS OF CASH FLOWS
                                       For The Years Ended December 31, 1995, 1994 and 1993

                                                                                                           (Unaudited)
                                                         1995                       1994                       1993
                                                         ----                       ----                       ----
Cash Flows from Operating
  Activities:
   Cash received from
     customers                                       $73,112,175                $97,443,508               $111,509,790
   Cash paid to suppliers
     and employees                                   (70,132,913)               (95,570,911)              (110,644,441)
   Interest paid                                          (3,686)                    (8,711)                    (7,622)
   Interest received                                       4,504                     20,548                     31,898
   Restructuring costs                                  (423,909)                      -                          -
                                                     -----------                -----------               ------------
      Net cash provided by
        operating activities                           2,556,171                  1,884,434                    889,625
                                                     -----------                -----------               ------------


Cash Flows from Investing
  Activities:

   Cash received from sale
     of equipment                                        558,265                    278,139                     49,653
   Purchase of equipment                              (2,576,407)                (1,885,382)                (1,246,623)
                                                     -----------                -----------               ------------
      Net cash used by
        investing activities                          (2,018,142)                (1,607,243)                (1,196,970)
                                                     -----------                -----------               ------------


Cash Flows from Financing
  Activities:
    Repayment of debt                                       -                       (64,859)                    (6,569)
                                                     -----------                -----------               ------------
      Net cash used by
        financing activities                                -                       (64,859)                    (6,569)
                                                     -----------                -----------               ------------
Net increase (decrease)
  in cash                                                538,029                    212,332                   (313,914)

Cash at beginning of year                                212,332                       -                       313,914
                                                     -----------                -----------               ------------

Cash at end of year                                  $   750,361                $   212,332               $       -
                                                     ===========                ===========               ============


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements



                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                            COMBINED STATEMENTS OF CASH FLOWS (Continued)
                                       For The Years Ended December 31, 1995, 1994 and 1993

                                                                                                           (Unaudited)
                                                         1995                       1994                      1993
                                                         ----                       ----                      ----

Reconciliation of Net Loss
  to Net Cash Provided by
  Operating Activities:

Net Loss                                             $(6,388,077)               $(4,438,420)              $(5,534,292)
                                                     -----------                -----------               -----------
Adjustments to Reconcile Net
  Loss to Net Cash Provided
  by Operating Activities:
    Depreciation                                       3,310,040                  3,926,218                 4,033,723
    (Gain) Loss on sale of
       assets                                            375,325                     23,293                    (4,923)
    Abandonment of fixed
      assets in
      restructuring                                      416,131                       -                         -

Changes in Assets and
  Liabilities:
    Accounts receivable                                  946,420                  5,319,036                (1,204,657)
    Inventory                                          9,903,590                  2,577,426                (1,094,874)
    Prepaids and other                                   120,959                     88,377                  (123,221)
    Deposits and other                                    76,899                        674                   447,827
    Accounts payable                                    (483,538)                  (806,796)               (1,423,265)
    Accrued wages and
      payroll taxes                                     (195,608)                   (31,983)                  166,563
    Other accrued expenses                              (255,986)                (1,457,456)                 (647,164)
    Payable to affiliates                             (4,944,984)                (3,364,082)                6,722,045
    Accrued warranty reserve                            (325,000)                    48,147                  (448,137)
                                                     -----------                -----------               -----------

                                                       8,944,248                  6,322,854                 6,423,917
                                                     -----------                -----------               -----------
      Net cash provided by
        operating activities                         $ 2,556,171                $ 1,884,434               $   889,625
                                                     ===========                ===========               ===========


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements

                EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
         TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                    NOTES TO COMBINED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies and Use of Estimates:

        Basis of Presentation:

        The combined financial statements include the financial position, results of operations and cash flows of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (the Companies). All material intercompany transactions, accounts and balances have been eliminated.

        Each Company is a wholly-owned subsidiary of MascoTech, Inc. Because of these relationships, the financial statements of the Companies have been prepared on a combined format as if they were a single entity. In addition, MascoTech, Inc. performed the Companies' treasury function, and allocated expenses for various services it provided (See Note 10).

        Eagle Window & Door, Inc. and Subsidiaries (Eagle) are engaged in the manufacture of aluminum clad and all wood windows and doors. Eagle's primary market is the construction industry. Products are marketed through various distributors located throughout the United States and Pacific Rim. Eagle's wholly-owned subsidiaries, Eagle Window & Door of Bellevue, Inc. and Eagle Service Company are engaged in the sale and distribution of windows and doors throughout the United States.

        The accompanying combined financial statements include the consolidated accounts of Eagle Window & Door, Inc. and its wholly-owned subsidiaries, Eagle Window & Door of Bellevue, Inc. and Eagle Service Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Taylor Building Products Company (Taylor) is engaged in the manufacture of entry and garage doors. The Company markets entry doors under the brand names of Perma Door and Taylor Door. The Perma Door brand is primarily marketed through millwork distributors and the Taylor Door brand is primarily marketed through installing dealers. The Company markets garage doors under the Taylor Door brand name throughout the United States.

        Pervasiveness of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies and Use of Estimates:
        (Continued)

        Earnings Per Share:

        Historical earnings per share data has not been presented in the accompanying financial statements due to the subsequent acquisition of the two (2) Companies by American Architectural Products, Inc. and its reverse merger with a public reporting company (See Note 13).

        Accounts Receivable:

        As of December 31, 1995 and 1994, allowances have been established for potentially uncollectible accounts receivable in the amounts of $445,418 and $648,385, respectively.

        Inventory:

        Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventories are reviewed periodically for obsolescence, and an allowance established to record potentially obsolete inventory at net realizable value (See Note 3).

        Property, Plant and Equipment:

        Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the years ended December 31, 1995, 1994 and 1993, was $3,310,040, $3,926,218 and $4,033,723
        (unaudited), respectively. Assets are being depreciated over their estimated useful lives, as follows:

                                                                     Years
                                                                     -----

               Buildings and improvements                             40
               Machinery and equipment                              6-15
               Computer and office equipment                          10
               Tools, dies and fixtures                                3

        Income Taxes:

        The Companies file their income tax returns on a consolidated basis with their parent company. All provisions for federal and state income taxes, including provisions for deferred income taxes, are provided for through the intercompany accounts.

        Advertising:

        The cost of advertising is expensed as incurred. Advertising expense was $1,192,915, $1,426,021 and $890,780 (unaudited), respectively, for the years ended December 31, 1995, 1994 and 1993.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2.      Concentration of Credit Risk:

        The combined Companies maintain cash balances at various financial institutions. At December 31, 1995 and 1994, the combined Companies have uninsured cash in the approximate amounts of $670,000 and $734,000, respectively.

3.      Inventory:

        As of December 31, 1995 and 1994, inventory consisted of the following:

                                                            1995               1994
                                                           ----                ----

        Raw materials                                  $ 7,106,775         $ 8,213,917
        Work in process                                  1,215,724           3,873,183
        Finished goods                                   1,631,594           7,702,083
                                                       -----------         -----------
                                                         9,954,093          19,789,183
        Less: provision for obsolete inventory          (1,623,500)         (1,555,000)
                                                       -----------         -----------

                                                       $ 8,330,593         $18,234,183
                                                       ===========         ===========

        Included in the allowance for obsolete inventory as of December 31, 1995 is approximately $1,260,000 for future losses from Taylor Building Products Company's restructuring plan (See Note 7).

4.      Property, Plant and Equipment:

        As of December 31, 1995 and 1994, property, plant and equipment consisted of the following:

                                                           1995                1994
                                                           ----                ----

        Land and improvements                          $   407,523         $   388,690
        Buildings and improvements                       7,996,419           7,693,066
        Machinery and equipment                         10,807,526          12,322,099
        Computer and office equipment                    3,238,291           2,875,659
        Tools, dies and fixtures                         1,962,048           2,535,934
                                                       -----------         -----------
                                                        24,411,807          25,815,448
        Less: accumulated depreciation                 (15,651,008)        (14,971,295)
                                                       -----------         -----------

                                                       $ 8,760,799         $10,844,153
                                                       ===========         ===========

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

5.      Commitments and Contingencies:

        Commitments:

        The Companies are currently leasing certain office and manufacturing space in Dubuque, Iowa and West Branch, Michigan under non-cancellable operating lease agreements which expire through July, 1997. The terms of the leases provide for combined monthly payments totalling approximately $12,000. The lease terms also require the Companies to pay common area maintenance, taxes, insurance and other costs. The Companies are also leasing equipment under various non-cancellable operating lease agreements which expire through July, 2000. Rent expense under the operating lease agreements was $817,418, $927,916 and $837,934 (unaudited), respectively, for the years ended December 31, 1995, 1994 and 1993.

        A schedule of future minimum lease payments due under the non-cancellable operating lease agreements, is as follows:

                           Year Ended
                          December 31,                     Amount
                          ------------                     ------

                              1996                     $  595,370
                              1997                        330,465
                              1998                        221,577
                              1999                         88,472
                              2000                          4,729
                                                       ----------

                                                       $1,240,613
                                                       ==========

        Contingencies:

        Environmental Issue:

        Based on an evaluation of Eagle's operating facility, asbestos-containing materials were located in various sections of the facility. No provision or accrual has been made to provide for any potential future costs for abatement because, in management's opinion, they should not have a material adverse effect upon the combined financial position of the Companies. In connection with the sale of the Companies to American Architectural Products, Inc. (See Note 13), the former parent of the Companies agreed to bear certain abatement costs relating to this matter.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

5.      Commitments and Contingencies: (Continued)

        Contingencies: (Continued)

        Litigation:

        At December 31, 1995, the Companies are a party to several lawsuits. The Companies believe that the lawsuits are without merit and intend to vigorously defend their position. Therefore, no provision for any potential losses has been made in the accompanying financial statements, except for a lawsuit that was settled subsequent to the balance sheet date for approximately $165,000. A provision for this loss has been charged to operations in the accompanying financial statements for the year ended December 31, 1995.

6.      Stockholders' Equity:

        The stock of Taylor Building Products Company consists of 1,000 shares of $1 par value common stock authorized, issued and outstanding. The stock of Eagle Window & Door, Inc. consists of 500,000 shares of $1 par value common stock authorized, 210,851 shares issued and outstanding.

7.      Restructuring Charge:

        In September, 1995, Taylor's management adopted a restructuring plan to address recurring operating losses. The goal of the plan was to reduce overhead through a plan of business consolidation and simplification. The major components to the plan were: (1) closure of its satellite locations in Florida and Texas; (2) elimination of its "non-core" product lines; and (3) improve the proficiency of its entry and garage door lines. As a result of the restructuring plan, the Company incurred costs for liquidation of inventory, loss on the sale and abandonment of fixed assets, severance pay, and other related costs.

        The restructuring charge for the year ended December 31, 1995, consisted of the following:

             Realized loss on inventory                           $1,802,897
             Loss on sale and abandonment of

               fixed assets                                          416,131
             Severance pay                                           281,012
             Other                                                   142,899
                                                                  ----------

                                                                  $2,642,939
                                                                  ==========

        As of December 31, 1995, an accrual in the approximate amount of $1,260,000 has been made for the remaining costs to complete the restructuring plan. The restructuring plan was completed during the first quarter of 1996.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

 8.     Statements of Cash Flows:

        Non-Cash Investing and Financing Activities:

        During the year ended December 31, 1995, the Companies recognized an investing activity that affected equity, but did not result in cash receipts or payments. This non-cash activity consisted of the write off notes receivable deemed uncollectible in the amount of $344,473.

        During the year ended December 31, 1994, the Companies recognized an investing activity that affected assets and liabilities, but did not result in cash receipts or payments. This non-cash activity was a devaluation of fixed assets assigned to the Companies by the parent company, offset against amounts due to the parent company.

 9.     Warranty Reserve:

        The Companies sell the majority of their products with limited warranties of two (2) to twenty-five (25) years. At December 31, 1995 and 1994, the accompanying financial statements include a reserve of $4,824,800 and $5,149,800, respectively, for estimated warranty claims based on the Companies' historical claims experience.

10. Related Party Transactions:

        As of December 31, 1995 and 1994, the Companies had amounts payable to affiliates of $20,482,654 and $25,427,638, respectively. These affiliates represent primarily the parent company and subsidiaries of the parent company. Various shared expenses were charged to the Companies through the payable to affiliate account. These expenses included items such as general insurance, health insurance, and workers compensation insurance, which were charged based on specific identification of the expense. For the years ended December 31, 1995, 1994 and 1993, total expenses charged to the Companies through specific identification were $3,588,020, $4,357,726 and $4,527,768 (unaudited), respectively.

        In addition, MascoTech, Inc., the parent company, charged the Companies a management fee based on budgeted sales for the various operating subsidiaries. For the years ended December 31, 1995, 1994 and 1993 total management fees charged to the Companies were $1,314,700, $1,481,200 and $1,619,400 (unaudited), respectively.

        MascoTech, Inc. also provided cash management services for the Companies. As of December 31, 1995, 1994 and 1993, the Companies had recorded interest expense relating to the amounts payable to affiliates of $1,755,177, $2,040,067 and $2,020,414 (unaudited), respectively.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

11.     Benefit Plans:

        401K Profit Sharing Plan and Pension Plan:

        The Companies' former parent sponsored the MascoTech, Inc. Salaried Savings Plan. All salaried employees of the Company with three (3) months of service, were eligible to participate in the Plan. The Plan operated as a 401K Savings Plan. The Plan did not provide for a discretionary matching or profit sharing contribution. As such, no expense has been recorded for contributions in the accompanying financial statements.

        The Companies' former parent sponsored the MascoTech, Inc. Master Hourly Employees' Pension Plan. All hourly employees of the Companies were eligible to participate in the Plan with participation commencing on the date of hire. Benefits in the Plan were vested and based on the number of years of credited service.

        Pursuant to the pending sale of the Companies to American Architectural Products, Inc., in August, 1996, and in accordance with the Stock Purchase Agreement, coverage under these plans ceased. The seller agreed to fully vest all participants and pay benefits in the normal course of the plans. As such, no liability has been reported in the accompanying combined financial statements for any potential unfunded liabilities.

        Post-Retirement Benefits:

        Taylor Building Products Company sponsors a post-retirement health benefit program pursuant to its collective bargaining contract. Under the principal terms of the contract, the Company will pay a retired employee with a minimum of ten (10) years service, a benefit of $100 per month after retirement at age 62. As of the date of the financial statements, no material post-retirement benefit obligation has been incurred.

        Labor Force:

        Most of the hourly employees of Taylor Building Products Company, comprising approximately eighty-five percent (85%) of the Taylor labor force, are covered under a collective bargaining agreement. The contract expired in February, 1997, and was renegotiated for an additional five
        (5) years.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

12.     Economic Dependency:

        For the years ended December 31, 1995, 1994 and 1993 (unaudited), Eagle Window & Door, Inc. purchased approximately thirty-eight percent (38%), twenty-four percent (24%), and twenty-five percent (25%) (unaudited), respectively, of their materials from two (2) suppliers. At December 31, 1995 and 1994, amounts due to the suppliers were $254,584 and $628,768, respectively.

        For the years ended December 31, 1995, 1994 and 1993 (unaudited), Taylor Building Products Company purchased approximately sixteen percent (16%), fourteen percent (14%) and ten percent (10%), respectively of their materials from one (1) supplier. At December 31, 1995 and 1994, amounts due to the supplier were approximately $452,000 and $434,000, respectively.

13.     Subsequent Event:

        Acquisition:

        Effective August 29, 1996, the Companies were acquired by American Architectural Products, Inc. (AAP). On December 18, 1996, American Architectural Products Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a sixty percent (60%) interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

MALLYCLAD CORP.
CONDENSED BALANCE SHEETS
UNAUDITED


                                                                            6/30/96              6/30/95
                                                                            -------              -------
                               ASSETS
                               ------
CURRENT ASSETS:
       Cash                                                                 $202,218              $81,521
       Accounts receivable                                                   382,176              522,116
       Inventory                                                             284,205              518,686
       Prepaids and other assets                                              18,783                9,602
                                                                      ------------------------------------
            Total Current Assets                                             887,382            1,131,925

NONCURRENT ASSETS:
       Property and equipment, net                                           109,297              165,209
       Other assets                                                                0               24,000
                                                                      ------------------------------------
            Total Noncurrent Assets                                          109,297              189,209

                                                                      ------------------------------------
Total Assets                                                                $996,679           $1,321,134
                                                                      ====================================


                 LIABILITIES & STOCKHOLDER'S EQUITY
                 ----------------------------------

CURRENT LIABILITIES:
       Accounts payable                                                     $146,574             $376,569
       Accrued expenses                                                      106,299               52,376
       Revolving line of credit                                                    0               70,000
                                                                      ------------------------------------
            Total Current Liabilities                                        252,873              498,945

LONG-TERM LIABILITIES
       Other liabilities                                                           0                5,300

                                                                      ------------------------------------
            Total Long-Term Liabilities                                            0                5,300

                                                                      ------------------------------------
Total Liabilities                                                            252,873              504,245

STOCKHOLDER'S EQUITY:
       Capital Stock                                                          50,000               50,000
       Retained Earnings                                                     693,806              766,889
                                                                      ------------------------------------
            Total Equity                                                     743,806              816,889

                                                                      ------------------------------------
Total Liabilities & Stockholder's Equity                                    $996,679           $1,321,134
                                                                      ====================================


The accompanying note is an integral part of the financial statements.

MALLYCLAD CORP.
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
UNAUDITED

                                                                        FOR THE SEVEN MONTHS ENDED
                                                             ---------------------------------------------
                                                                    6/30/96                     6/30/95
                                                                    -------                     -------
Net Sales                                                          $1,888,966                  $2,391,534

Cost of Goods Sold                                                  1,577,182                   2,089,095

                                                             ---------------------------------------------
       Gross Profit                                                   311,784                     302,439

Selling, General & Administrative Expense                             332,938                     384,761

                                                             ---------------------------------------------
       Loss from Operations                                           (21,154)                    (82,322)

Interest Expense, net                                                     440                        (710)

Other Income                                                          (17,167)                    (25,315)

                                                             ---------------------------------------------
       Net Loss                                                        (4,427)                    (56,297)

Retained earnings, beginning                                          698,233                     823,186

                                                             ---------------------------------------------
Retained earnings, ending                                            $693,806                    $766,889
                                                             =============================================


The accompanying note is an integral part of the financial statements.

MALLYCLAD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                                            FOR THE SEVEN MONTHS ENDED
                                                                                 ---------------------------------------------
                                                                                         6/30/96                     6/30/95
                                                                                         -------                     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                          ($4,427)                   ($56,297)
       Adjustment to reconcile net loss to cash from
            operating activities-
                 Depreciation                                                             35,000                      56,000
       Changes in operating assets and liabilities:
                 Accounts receivable                                                     170,155                     203,979
                 Inventories                                                             146,697                       8,789
                 Prepaid expenses                                                          1,518                       9,322
                 Other assets                                                             24,000                           0
                 Accounts payable                                                       (145,530)                   (130,831)
                 Accrued expenses                                                        (14,422)                   (104,621)

                                                                                 --------------------------------------------
                                 Net cash from operating activities                      212,991                     (13,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                 (1,737)                    (44,691)

                                                                                 --------------------------------------------
                                 Net cash from investing activities                       (1,737)                    (44,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from revolving line of credit                                                  0                      70,000
       Repayment of revolving line of credit                                            (100,000)                          0

                                                                                 --------------------------------------------
                                 Net cash from financing activities                     (100,000)                     70,000

Net Increase in Cash                                                                     111,254                      11,650

Cash, Beginning Balance                                                                   90,964                      69,871

                                                                                 --------------------------------------------
Cash, Ending Balance                                                                    $202,218                     $81,521
                                                                                 ============================================


The accompanying note is an integral part of the financial statements.

                                 MALLYCLAD CORP.
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:
----------------------

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for recurring accruals considered necessary to present fairly the Company's statements for all periods presented have been made. Operating results for the seven month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto of the Company for the years ended November 30, 1995 and 1994.

MALLYCLAD CORP.
BALANCE SHEETS
UNAUDITED


                                                                       11/30/95            11/30/94
                                                                       --------            --------
                             ASSETS
                             ------
CURRENT ASSETS:
       Cash                                                             $90,964            $69,871
       Accounts receivable                                              552,331            726,095
       Inventory                                                        430,902            527,475
       Prepaids and other assets                                         20,301             18,924
                                                                  ---------------------------------
            Total Current Assets                                      1,094,498          1,342,365

NONCURRENT ASSETS:
       Property and equipment, net                                      142,560            176,518
       Other assets                                                      24,000             24,000
                                                                  ---------------------------------
            Total Noncurrent Assets                                     166,560            200,518

                                                                  ---------------------------------
Total Assets                                                         $1,261,058         $1,542,883
                                                                  =================================


               LIABILITIES & STOCKHOLDER'S EQUITY:
               -----------------------------------

CURRENT LIABILITIES:
       Accounts payable                                                $292,104           $507,400
       Accrued expenses                                                 120,721            156,997
       Revolving line of credit                                         100,000                  0
                                                                  ---------------------------------
            Total Current Liabilities                                   512,825            664,397

LONG-TERM LIABILITIES:
       Other liabilities                                                      0              5,300

                                                                  ---------------------------------
            Total Long-Term Liabilities                                       0              5,300

                                                                  ---------------------------------
Total Liabilities                                                       512,825            669,697

STOCKHOLDER'S EQUITY:
       Capital Stock                                                     50,000             50,000
       Retained Earnings                                                698,233            823,186
                                                                  ---------------------------------
            Total Equity                                                748,233            873,186

                                                                  ---------------------------------
Total Liabilities & Stockholder's Equity                             $1,261,058         $1,542,883
                                                                  =================================


The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
UNAUDITED

                                                                               FISCAL YEAR ENDED
                                                           ------------------------------------------------------
                                                                11/30/95            11/30/94           11/30/93
                                                                --------            --------           --------
Net Sales                                                     $3,941,989         $4,501,396         $2,867,878

Cost of Goods Sold                                             3,506,447          3,769,320          2,441,525

                                                           ----------------------------------------------------
       Gross Profit                                              435,542            732,076            426,353

Selling, General & Administrative Expense                        617,302            642,344            457,854

                                                           ----------------------------------------------------
       Income (Loss) from Operations                            (181,760)            89,732            (31,501)

Interest Expense, net                                                798             (6,804)            (5,402)

Other (Income) Expense                                           (37,919)           (40,108)           (37,151)

                                                           ----------------------------------------------------
       Income (Loss) Before Income Taxes                        (144,639)           136,644             11,052

Provision (Benefit) for Income Taxes                             (20,686)            41,629             12,200

                                                           ----------------------------------------------------
       Net Income (Loss)                                        (123,953)            95,015             (1,148)

Retained earnings, beginning                                     823,186            729,171            731,319

Dividends declared                                                (1,000)            (1,000)            (1,000)

                                                           ----------------------------------------------------
Retained earnings, ending                                       $698,233           $823,186           $729,171
                                                           ====================================================


    The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP.
STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                                                FISCAL YEAR ENDED
                                                                             ---------------------------------------------------
                                                                                  11/30/95           11/30/94           11/30/93
                                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        ($123,953)           $95,015            ($1,148)
       Adjustment to reconcile net income (loss) to cash
            from operating activities-
                 Depreciation                                                      79,284             46,778            100,236
       Changes in operating assets and liabilities:
                 Accounts receivable                                              173,764           (217,541)            92,278
                 Inventories                                                       96,573           (198,249)           (50,297)
                 Prepaid expenses                                                  (1,377)             3,377              1,756
                 Accounts payable                                                (215,296)           211,780            104,346
                 Accrued expenses                                                 (41,576)            56,648             (6,345)

                                                                             ---------------------------------------------------
                                 Net cash from operating activities               (32,581)            (2,192)           240,826

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                         (45,326)          (104,117)                 0

                                                                             ---------------------------------------------------
                                 Net cash from investing activities               (45,326)          (104,117)                 0

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from revolving line of credit                                     100,000                  0                  0
       Repayment of revolving line of credit                                            0            (46,719)          (107,073)
       Dividends paid                                                              (1,000)            (1,000)            (1,000)

                                                                             ---------------------------------------------------
                                 Net cash from financing activities                99,000            (47,719)          (108,073)

Net Increase (Decrease) in Cash                                                    21,093           (154,028)           132,753

Cash, Beginning Balance                                                            69,871            223,899             91,146

                                                                             ---------------------------------------------------
Cash, Ending Balance                                                              $90,964            $69,871           $223,899
                                                                             ===================================================


    The accompanying notes are an integral part of the financial statements.

                                 MALLYCLAD CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       Description of Business:

         Mallyclad Corporation (the Company) manufactures vinyl clad steel and aluminum coils and cut to length sheets. The Company's primary markets are the construction, appliance and automotive industries. Products are marketed through manufacturers representatives located throughout the United States.

2.       Summary of Significant Accounting Policies:

         Accounts Receivable:

         As of November 30, 1995 and 1994, there were no allowances for uncollectible accounts receivable.

         Inventories:

         Inventory is stated at the lower of actual cost or market value determined on the first-in, first-out (FIFO) basis. Inventories are reviewed annually for obsolescence and written down to net realizable value (See Note 3).

         Property and Equipment:

         Property and equipment are stated at cost. Depreciation is provided for using accelerated methods over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the years ended November 30, 1995, 1994 and 1993, was $79,284, $46,778 and $100,236, respectively. Assets are being depreciated over their estimated useful lives as follows:

                                                                       Years
                                                                       -----
                           Machinery and equipment                     7 - 15
                           Leasehold improvements                      7 - 31
                           Computers and office equipment              5 - 10

         Income Taxes:

         Income taxes are provided based on financial reporting income.

                                 MALLYCLAD CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3.       Inventories:

         As of November 30, 1995 and 1994, inventory consisted of the following:


                                          1995             1994
                                          ----             ----
         Raw materials                  $355,670         $422,175
         Finished goods                   75,232          105,300
                                        --------          -------
                                        $430,902         $527,475
                                        ========         ========


4.       Property and Equipment:

         As of November 30, 1995 and 1994, property and equipment consisted of the following:


                                                           1995                 1994
                                                           ----                 ----
         Machinery and equipment                        $2,103,680           $2,066,550
         Leasehold improvements                            123,456              118,931
         Computers and office equipment                     79,789               76,119
                                                            ------               ------
                                                         2,306,925            2,261,600
         Less: accumulated depreciation                 (2,164,365)          (2,085,082)
                                                       -----------          -----------
                                                         $142,560             $176,518
                                                         =========            ========

                                 MALLYCLAD CORP.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


5.       Revolving Line of Credit:

         The Company had a $400,000 revolving line of credit based on a blanket lien against all assets of the Company. The outstanding borrowings on the line were $100,000 and $0 respectively, for the years ended November 30, 1995 and 1994. The interest rate on the line was prime plus 1/2 percent. Interest expense was $5,086, $467, and $6,926, respectively, for the years ended November 30, 1995, 1994 and 1993.

6.       Commitments:

         The Company leases certain office and manufacturing space in Madison Heights, Michigan from the Company's owner under a non-cancelable operating lease agreement which expires January 1, 2001. The terms of the lease provide for monthly payments of $14,295. Rent expense under the operating lease agreement was $140,250 for each of the years ended November 30, 1995, 1994 and 1993.

7.       Stockholder's Equity:

         The stock of Mallyclad Corporation consists of 50,000 shares of $1 par value common stock authorized, issued and outstanding.

8.       Retirement Plan:

         The Company sponsors a defined contribution retirement plan for salaried employees. Employees are eligible to participate in the Plan one year after their date of hire. Company contributions are required in the amount of 4.3 percent of the participants' total compensation plus 4.3 percent of the participants' compensation in excess of $30,000. Contributions were $30,974, $31,641 and $29,456, respectively, for the years ended November 30, 1995, 1994 and 1993.

9.       Subsequent Event:

         On June 25, 1996, all of the issued and outstanding stock of Mallyclad Corporation was purchased by an individual for $951,604. The financial statements are not adjusted for the effects of this transaction.