Form 10-Q
period 1997-03-31
AMERICAN ARCHITECTURRAL PRODUCTS CORP
filed 1997-05-15
CIK 940034

                                    FORM 10-Q

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ___________.

                         Commission file number 0-25634

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
           (Exact name of business issuer as specified in its charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation or organization

               (IRS Employer Identification No.)       87-0365268

                   1350 ALBERT STREET, YOUNGSTOWN, OHIO 44505
                    (Address of principal executive offices)

                                 (330) 746-1331
                           (Issuer's telephone number)

                            Forte Computer Easy, Inc.
        (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
        past 90 days. Yes (X)       No

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common stock, $.001 par value, 4,860,579 shares outstanding at March 31, 1997

        Series A Convertible Preferred Stock, $.01 par value (which is convertible into common stock), 1,000,000 shares outstanding at March 31, 1997

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                               Page
Part I  FINANCIAL INFORMATION

Item 1. Financial Statements
        American Architectural Products Corporation
            - For the three months ended March 31, 1997         1-6
        Eagle Window & Door, Inc. and Subsidiaries
        and Taylor Building Products Company
             - For the three months ended March 31, 1996       7-10
        Mallyclad Corp. and Vyn-L Corporation
             - For the three months ended February 28, 1996   11-14


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   15-18

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         19

Signatures                                                       20

                        PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS




                                     ASSETS                        UNAUDITED
                                                                MARCH 31, 1997        DECEMBER 31, 1996
                                                                --------------        -----------------
CURRENT ASSETS:
   Cash                                                           $   635,533             $   964,062
   Accounts receivable, net                                         7,241,255               6,302,694
   Inventories                                                     12,149,696              10,971,144
   Prepaid expenses and other current assets                        1,447,751               1,128,151
                                                                  -----------             -----------
      Total Current Assets                                         21,474,235              19,366,051

NONCURRENT ASSETS:
   Cost in excess of net assets acquired, net of amortization       6,787,359               6,850,059
   Property, plant & equipment, net                                14,831,610              13,963,844
   Deposits and other assets                                          499,316                 388,937
                                                                  -----------             -----------
      Total Noncurrent Assets                                      22,118,285              21,202,840
                                                                  -----------             -----------
Total Assets                                                      $43,592,520             $40,568,891
                                                                  ===========             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $ 6,806,412             $ 7,229,303
   Accrued expenses                                                 2,937,214               3,397,618
   Accrued warranty obligations--current portion                    1,100,000               1,100,000
   Current maturities of long-term debt                             3,071,816               1,497,653
   Note payable--bank                                               7,891,369               5,476,759
   Current portion of capital lease obligations                       488,984                 488,984
                                                                  -----------             -----------
      Total Current Liabilities                                    22,295,795              19,190,317

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                         14,588,164              14,478,317
   Long-term capital lease obligations, less current portion        1,137,277               1,067,616
   Accrued warranty obligations, less current portion               3,237,171               3,281,079
   Accrued postretirement benefits                                    450,000                 450,000
   Other liabilities                                                  270,901                       0
                                                                  -----------             -----------
      Total Long-Term Liabilities                                  19,683,513              19,277,012
                                                                  -----------             -----------
Total Liabilities                                                  41,979,308              38,467,329

STOCKHOLDERS' EQUITY:
   Preferred stock, Series A convertible, $.01 par, authorized
      20,000,000 shares; outstanding 1,000,000 shares                  10,000                  10,000
   Common stock, $.001 par, authorized 100,000,000 shares;
      outstanding 4,860,579 shares                                      4,861                 486,058
   Additional paid-in capital                                       1,495,612               1,014,415
   Retained Earnings                                                  102,739                 591,089
                                                                  -----------             -----------
      Total Stockholders' Equity                                    1,613,212               2,101,562
                                                                  -----------             -----------
Total Liabilities & Stockholders' Equity                          $43,592,520             $40,568,891
                                                                  ===========             ===========

The accompanying notes are an integral part of the financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
UNAUDITED




Net Sales                              $ 16,641,339

Cost of Sales                            13,480,599
                                       ------------
   Gross Profit                           3,160,740

Selling Expense                           1,502,168

General and Administrative Expenses       1,845,017
                                       ------------
   Loss from Operations                    (186,445)

Interest Expense, net                       614,760

Other Expense                                12,587
                                       ------------
   Loss Before Income Tax Benefit          (813,792)

Income Tax Benefit                         (325,442)
                                       ------------
   Net Loss                               ($488,350)

Retained earnings, beginning                591,089
                                       ------------
Retained earnings, ending                  $102,739
                                       ============

Net Loss Per Share                           ($0.04)
                                       ============
Weighted Average Shares Outstanding      12,581,054
                                       ============

The accompanying notes are an integral part of the financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
UNAUDITED


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              ($  488,350)
   Adjustments to reconcile net loss to cash from
      operating activities-
         Depreciation                                        491,039
         Amortization                                         97,983
   Changes in operating assets and liabilities:
         Accounts receivable, net                           (402,237)
         Inventories                                        (245,364)
         Prepaid expenses and other current assets           186,125
         Accounts payable                                   (818,839)
         Accrued expenses                                   (762,070)
         Other                                              (363,289)
                                                         -----------
            Net cash used in operating activities         (2,305,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired            (969,556)
   Financing and acquisition costs                           (45,247)
   Purchase of property and equipment                       (192,252)
                                                         -----------
            Net cash used in investing activities         (1,207,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from term notes                                1,100,000
   Repayment of term notes                                  (194,743)
   Capital lease payments                                   (136,339)
   Net borrowings under a line of credit                   2,414,610
                                                         -----------
            Net cash provided by financing activities      3,183,528

Net Decrease in Cash                                        (328,529)

Cash, beginning of period                                    964,062
                                                         -----------
Cash, end of period                                      $   635,533
                                                         ===========

The accompanying notes are an integral part of the financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

American Architectural Products Corporation (AAPC or the Company - formerly known as Forte Computer Easy, Inc.) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly owned subsidiaries, Eagle & Taylor Company (formerly known as American Architectural Products, Inc.-AAP), Forte, Inc. (Forte) and Western Insulated Glass, Co. (Western).

The unaudited consolidated financial statements include the accounts of AAPC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of Forte Computer Easy, Inc. and Subsidiaries from the date of inception (June 19, 1996) to December 31, 1996 included in the Company's annual report on Form 10-K.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.


2. Recapitalization and Acquisitions:

Prior to December 18, 1996, Forte Computer Easy, Inc. (FCEI) had a single wholly-owned operating subsidiary, Forte, based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (the Agreement), FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Although FCEI is the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. FCEI subsequently changed its name to American Architectural Products Corporation to more accurately reflect the nature of its ongoing business.

AAP was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle Window) and Taylor Building Products Company (Taylor) on August 29, 1996. Eagle Window is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors. AAP subsequently changed its name to Eagle & Taylor Company.

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

On March 14, 1997, the Company acquired the stock of Western. Western is based in Phoenix, Arizona and manufactures custom residential aluminum windows and doors. The acquisition was accounted for as a purchase. The purchase price approximated $2,400,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $1,976,000, property and equipment and other noncurrent assets of $961,000, and current liabilities of $537,000. Notes to sellers approximating $779,000 were used to finance a portion of the acquisition. Additionally, Western was financed with term notes of $200,000 and $900,000 bearing interest at the prime rate plus 1.5% and the prime rate plus 2.5%, respectively. The $200,000 note is payable in equal monthly installments over four years. The $900,000 note is payable in equal monthly installments over three years. Western also has a $1,000,000 revolving line of credit bearing interest at the prime rate plus 1%. The term notes and the revolving line of credit are secured by substantially all of the assets of Western. The accounts of Western are included in the accompanying financial statements from the March 14, 1997 acquisition date.

The following pro forma information for the three months ended March 31, 1996 has been prepared assuming that the acquisitions of FCEI, Eagle Window and Taylor, Mallyclad and Vyn-L, and Western had occurred at the beginning of that period. The following pro forma information for the three months ended March 31, 1997 has been prepared assuming that the acquisition of Western had occurred at the beginning of that period. The pro forma information includes adjustments for interest expense for acquisition funding, adjustments to depreciation expense based on the fair market value of the property and equipment acquired, amortization of cost in excess of net assets acquired arising from the acquisition, and adjustments for income taxes. The pro forma earnings per share information reflects the effects of the recapitalization described above as well as the reverse stock split described in Note 5.

                                                      Three months ended March 31,
                                                      ----------------------------
                                                           1997           1996
                                                         --------       --------
        (In thousands, except per share data)
        Sales                                           $ 17,664       $ 15,304
        Net loss                                            (420)        (1,683)
        Loss per share                                     (0.03)         (0.13)

3. Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding, adjusted to reflect the number of shares issued upon the conversion of all of the Series A Preferred (which, based on its terms, the Company considers to be common stock in substance) and the weighted average number of shares that the Company is obligated to issue to an officer. The antidilutive effect of stock options is not considered in the net loss per share calculation.

4. Inventories

Inventories at March 31, 1997 consisted of the following:

      Raw materials      $ 8,865,226
      Work-in-process      1,322,183
      Finished goods       1,962,287
                         -----------
                         $12,149,696
                         ===========

5.  Subsequent events

At a special shareholders' meeting held on April 1, 1997, the Company's shareholders approved the Forte Computer Easy, Inc. 1996 Stock Option Plan and approved the reincorporation of the Company in Delaware. Consequences of the reincorporation plan include the change of the Company's name to American Architectural Products Corporation; an increase in the authorized common stock of the Company to 100,000,000 shares; a 10 for 1 reverse stock split of the Company's common stock; the conversion of 1,000,000 shares of Series A Preferred held by AAPH into 7,548,632 shares of common stock; and the issuance of 171,842 shares of common stock to an officer to satisfy a commitment of the Company. The reincorporation did not result in any substantive change to the Company's business, assets, liabilities, net worth or operations, nor did it result in any change in the ownership interest of any stockholder of the Company. The computations of net loss per share give retroactive recognition to the change in capital structure for all periods presented.

In April 1997, the Company received proceeds of $325,000 from the private placement of 3,250 shares of Series B Cumulative Redeemable Convertible Preferred Stock (the Series B Preferred). The Series B Preferred accrues cumulative dividends at the annual rate of $8.00 per share commencing July 1, 1998 payable either in cash or common stock at the election of the Company. Each share of Series B Preferred is convertible, at the option of the holder, into shares of common stock. The redemption price of $100 per share of Series B Preferred plus any cumulative unpaid dividends can be used to purchase shares of common stock at market value. However, a discount from the current market value of Common Stock will be applicable if the holder exercises conversion rights prior to August 31, 1997.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED BALANCE SHEET
MARCH 31, 1996
UNAUDITED


                                     ASSETS

CURRENT ASSETS:
   Cash                                                           $     39,956
   Accounts receivable, net                                          5,162,821
   Inventory                                                         8,242,463
   Prepaid expenses and other current assets                           343,474
                                                                  ------------
      Total Current Assets                                          13,788,714

NONCURRENT ASSETS:
   Property, plant & equipment, net                                  8,110,463
                                                                  ------------
Total Assets                                                      $ 21,899,177
                                                                  ============
                  LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                               $  2,125,943
   Accrued expenses                                                  1,971,268
   Accrued warranty reserve, short-term portion                      1,479,000
                                                                  ------------
      Total Current Liabilities                                      5,576,211

LONG-TERM LIABILITIES:
   Payable to affiliates                                            19,000,735
   Accrued warranty reserve, long-term portion                       3,170,800
                                                                  ------------
      Total Long-Term Liabilities                                   22,171,535
                                                                  ------------
Total Liabilities                                                   27,747,746

STOCKHOLDER'S EQUITY (DEFICIT):
   Capital Stock                                                       211,851
   Additional paid in capital                                       26,081,937
   Accumulated deficit                                             (32,142,357)
                                                                  ------------
      Total Stockholder's Equity (Deficit)                          (5,848,569)
                                                                  ------------
Total Liabilities & Stockholder's Equity (Deficit)                $ 21,899,177
                                                                  ============

The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 1996
UNAUDITED




Net Sales                                   $ 12,057,493

Cost of Sales                                 11,237,495
                                            ------------
   Gross Profit                                  819,998

Selling Expense                                1,519,534

General and Administrative Expenses            1,173,742
                                            ------------
   Loss from Operations                       (1,873,278)

Other Income                                    (206,460)
                                            ------------
   Loss Before Income Tax Benefit             (1,666,818)

Income Tax Benefit                              (583,386)
                                            ------------
   Net Loss                                   (1,083,432)

Accumulated deficit, beginning of period     (31,058,925)
                                            ------------
Accumulated deficit, end of period          ($32,142,357)
                                            ============

The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996
UNAUDITED



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           ($1,083,432)
   Adjustment to reconcile net loss to cash from
      operating activities-
         Depreciation                                     801,483
   Changes in assets and liabilities:
         Accounts receivable - trade                    2,877,541
         Payable to affiliates                         (1,888,642)
         Inventories                                       88,159
         Prepaid and other current assets                (116,997)
         Accounts payable                                (872,412)
         Accrued expenses                                (113,329)
         Other liabilities                               (147,345)
                                                      -----------
            Net cash from operating activities           (454,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (400,091)
                                                      -----------
            Net cash from investing activities           (400,091)

Net Decrease in Cash                                     (855,065)

Cash, beginning of period                                 895,021
                                                      -----------
Cash, end of period                                   $    39,956
                                                      ===========

The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
TAYLOR BUILDING PRODUCTS COMPANY
NOTES TO COMBINED FINANCIAL STATEMENTS



1. Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, wholly owned subsidiaries of MascoTech, Inc. (the Companies). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto of the Companies for the year ended December 31, 1995 and for the eight month period ended August 29, 1996.

On August 29, 1996, the Companies were acquired by American Architectural Products, Inc. (AAP). On December 18, 1996, American Architectural Products Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a 60 percent interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

2. Inventories

At March 31, 1996, inventories consisted of the following:

        Raw materials      $6,125,463
        Work-in-process       984,700
        Finished goods      1,132,300
                           ----------
                           $8,242,463
                           ==========

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED BALANCE SHEET
FEBRUARY 28, 1996
UNAUDITED


                                     ASSETS

CURRENT ASSETS:
   Cash                                                      $  180,454
   Accounts receivable, net                                     564,593
   Inventories                                                  314,633
   Prepaids and other assets                                     38,504
                                                             ----------
      Total Current Assets                                    1,098,184

NONCURRENT ASSETS:
   Property and equipment, net                                  134,064
   Other assets                                                  50,160
                                                             ----------
      Total Noncurrent Assets                                   184,224
                                                             ----------
Total Assets                                                 $1,282,408
                                                             ==========
                       LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $  212,241
   Accrued expenses                                             156,379
   Revolving line of credit                                      61,989
                                                             ----------
      Total Liabilities                                         430,609

STOCKHOLDER'S EQUITY:
   Capital Stock                                                 88,000
   Retained Earnings                                            763,799
                                                             ----------
      Total Stockholder's Equity                                851,799
                                                             ----------
Total Liabilities & Stockholder's Equity                     $1,282,408
                                                             ==========

The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1996
UNAUDITED



Net Sales                                    $ 1,087,457

Cost of Goods Sold                               754,757
                                             -----------
   Gross Profit                                  332,700

Selling, General & Administrative Expense        274,723
                                             -----------
   Income from Operations                         57,977

Interest Expense, net                              2,285

Other Income                                        (466)
                                             -----------
   Net Income                                     56,158

Retained earnings, beginning                     707,641
                                             -----------
Retained earnings, ending                    $   763,799
                                             ===========

The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1996
UNAUDITED



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  56,158
   Adjustment to reconcile net loss to cash from
      operating activities-
         Depreciation                                  15,001
   Changes in operating assets and liabilities:
         Accounts receivable                            1,298
         Inventories                                  116,269
         Prepaid expenses                             (15,651)
         Accounts payable                             (68,496)
         Accrued expenses                               3,287
                                                    ---------
            Net cash from operating activities        107,866

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving line of credit              (38,011)
                                                    ---------
            Net cash from financing activities        (38,011)

Net Increase in Cash                                   69,855

Cash, beginning of period                             110,599
                                                    ---------
Cash, end of period                                 $ 180,454
                                                    =========

The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS



1. Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Mallyclad Corp. and Vyn-L Corporation, entities under common ownership (the Companies). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for the three months ended February 28, 1996 are not necessarily indicative of the results for a full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto of the Companies for the fiscal year ended November 30, 1995 and for the seven months ended June 30, 1996.

On June 25, 1996, all of the issued and outstanding stock of the Companies was purchased by an individual. On December 18, 1996 the Companies were merged into American Architectural Products, Inc.(AAP), a company controlled by this same individual. Also on December 18, 1996, American Architectural Products Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a 60 percent interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

2. Inventories

At February 28, 1996, inventories consisted of the following:

        Raw materials     $214,533
        Finished goods     100,100
                          --------
                          $314,633
                          ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

BACKGROUND

American Architectural Products Corporation (AAPC or the Company), formerly known as Forte Computer Easy, Inc., (FCEI) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company, Forte, Inc. (Forte), and Western Insulated Glass, Co. (Western).

On April 1, 1997, the Company's shareholders approved a reincorporation plan. The reincorporation plan amended the Company's name from Forte Computer Easy, Inc. to American Architectural Products Corporation. The Company revised its name to more accurately reflect the current nature of its business. The reincorporation plan also organized the Company under the laws of Delaware. The Company was previously organized under the laws of Utah. The favorable business corporation laws of Delaware should benefit the Company by allowing it to conduct its affairs in a more flexible and efficient manner. Additionally, neither the Company's principal offices nor any of the Company's employees are located in Utah and, as such, the Company has no important ties to or presence in Utah that would make incorporation in Utah convenient for the Company.
The shareholders also approved the Company's incentive stock option plan.

Additionally, the reincorporation plan included a 10 for 1 reverse stock split and an increase in the number of authorized shares. Each share of common stock of Forte Computer Easy, Inc. shall be changed and converted into one-tenth (0.1) of a share of common stock of AAPC. The Series A Convertible Preferred Stock of Forte Computer Easy, Inc. was changed and converted into 7,548,632 shares of common stock of AAPC.

The reincorporation was approved at a special shareholders' meeting in Youngstown, Ohio, the Company's corporate headquarters.

Immediately prior to December 18, 1996, FCEI had a single wholly-owned operating subsidiary,

Forte, Inc. based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc., FCEI acquired all of the issued and outstanding shares of capital stock of AAP Holdings, Inc.'s wholly-owned subsidiary, American Architectural Products, Inc. (AAP) in exchange for 1,000,000 shares of Series
A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Accordingly, although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI (a reverse acquisition in which AAP is considered the acquirer for accounting purposes), because the shareholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to December 18, 1996 are those of AAP, the assets and liabilities of FCEI are recorded at their estimated fair values and the accounts of FCEI are included in the consolidated financial statements from the date of acquisition (December 18, 1996). Therefore, the 1996 first quarter results include the results of AAP (i.e. the predecessor) but exclude the results of FCEI.

AAP was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle) and Taylor Building Products Company (Taylor) on August 29, 1996. Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors.

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

As a result of the acquisitions discussed above, and the related differences in cost bases of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of the operations for 1996 and 1997 are not comparable. Such lack of comparability is explained in the discussion below.

AMERICAN ARCHITECTURAL PRODUCTS CORP.
RESULTS OF OPERATIONS


                                                         THREE MONTHS ENDED MARCH 31,
                                                      1997  (1)              1996  (2)
                                               -------------------     -------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT FOOTNOTES)
Sales                                         $ 16,641     100.00%    $ 13,145     100.00%
Cost of sales                                   13,480      81.01%      11,992      91.23%
                                              -------------------     -------------------
   Gross profit                                  3,161      18.99%       1,153       8.77%
Selling, general and administrative expenses     3,347      20.11%       2,601      19.79%
                                              -------------------     -------------------
   Operating  loss                                (186)     -1.12%      (1,448)    -11.02%
Interest expense                                   615       3.69%           2       0.02%
Other (income) expense                              13       0.08%        (207)     -1.57%
                                              -------------------     -------------------
   Loss before income tax benefit                 (814)     -4.89%      (1,244)     -9.46%
Income tax  benefit                               (325)     -1.96%        (583)     -4.44%
                                              -------------------     -------------------
Net  loss                                     ($   488)     -2.93%    ($   660)     -5.02%
                                              ===================     ===================


(1) Financial data for the three months ended March 31, 1997 were derived from the consolidated financial statements of American Architectural Products Corporation for that period.

(2) Financial data for the three months ended March 31, 1996 are that of the predecessors and were derived from the combined financial statements of Eagle and Taylor for that period, and the combined financial statements of Mallyclad and Vyn-L for the three months ended February 28, 1996. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the March 31, 1996 financial data are not comparable to the 1997 financial data.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues. Revenues increased 27% to $16,641,000 for the three months ended March 31, 1997, compared to $13,145,000 for the comparable period in 1996. The increase is attributable to increased volume for both the Eagle and Taylor divisions. The increase was also affected by contributions from Forte and Western which were not reflected for the three months ended 1996. These operations provided an additional $663,000 in revenues, approximately 4% of consolidated AAPC sales for the period ending March 31, 1997.

Gross Profit. Gross profit increased 174% to $3,161,000 for the three month period ended March 31, 1997, compared to $1,153,000 for the comparable period in 1996. The gross margin increased from 9% to 19% for the three months ended
March 31, 1997 compared to the period ending March 31, 1996. The overall increase in total gross profit for the three months ended March 31, 1997, is attributable to increased operating efficiencies at Eagle and Taylor's operating facilities and the increased volume noted above.

Selling General and Administrative costs. Selling general and administrative costs ("S,G&A") increased to $3,347,000 for the three months ended March 31, 1997, compared to $2,601,000 for the comparable period in 1996. The 28% increase in 1997 is due to the increased business activity for both Eagle and Taylor. S,G&A as a percent of sales was 20.1% in 1997 compared to 19.8% in 1996. Forte and Western facilities comprised nearly $195,000 or 26% of the $746,000 increase between years.

Interest Expense. Interest expense increased to $615,000 for the three months ended March 31, 1997, compared to $2,000 for the comparable period in 1996. The increase in interest expense is attributable to new debt incurred to consummate the acquisition of Eagle and Taylor during the third quarter of 1996. The previous parent of these entities did not allocate interest to Eagle and Taylor during the three months ended March 31, 1996. Accordingly, interest expense for the period ending March 31, 1996 is not indicative of the amounts that would have been recorded on a stand-alone basis and is not comparable. Forte and Western also contributed approximately $110,000 or 11% of the $615,000 interest expense for the three months ended March 31, 1997.

Income Taxes. The Company has recorded an income tax benefit of $325,000 on a loss before taxes of $814,000 for the three month period ended March 31, 1997. The income tax benefit has been recorded an an effective rate of 40%. Prior to the acquisitions, Eagle and Taylor were included in the consolidated income tax return of their parent which recorded income taxes in their accounts at the parent's prescribed effective tax rate. Accordingly, income taxes for the period ending March 31, 1996 are not indicative of the amounts that would have been recorded on a separate basis and are not comparable.

Net Loss. The net loss decreased 26% to $488,000 for the three months ended March 31, 1997, compared to $660,000 for the comparable period in 1996. The factors cited above were responsible for the decrease in net loss of the Company. Accordingly, the net loss for the period ending March 31, 1996 are not indicative of the amounts that would have been recorded on a stand-alone basis and are not comparable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997 the Company had $635,000 in cash. Net cash decreased approximately $329,000 for the first three months of fiscal 1997. Cash used in operating activities was approximately $2.3 million due primarily to the affect of a net loss, increases in accounts receivable, inventories, and a decrease in accounts payable and accrued expenses.

Investing activities used cash in the amount of $1.2 million during the three months ended March 31, 1997 primarily from the acquisition of Western, capital expenditures, and financing costs. Net cash provided from financing activities in the amount of $3.2 million consisted primarily of $2.4 million of proceeds received from the Company's various line of credit facilities and $1.1 million of proceeds from term notes which were partially offset by capital lease and debt payments. These proceeds were used to fund general operating expenses and as part of the cash payment for the Western acquisition.

The Company will continue to pursue a combination of debt and equity to improve its liquidity position, reduce the level of short-term and long-term debt, and position the Company for future growth. There can be no assurance that additional financing will be available or that, such financing will be on terms favorable to the Company.

SEASONALITY

The Company's business is seasonal since its primary revenues are driven by residential construction. Certain geographic areas where the Company's sales activities are significant, particularly in the Northeast and Midwest regions of the United States, experience inclement weather during the winter months which usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Traditionally, the Company's lowest sales levels occur during the first and fourth quarters which is consistent with the general cycle of the building products industry. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital, and borrowings to satisfy working capital requirements, are usually at their highest level during the second and third quarters.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) The Company filed the following reports on Form 8-K during the period from January 1, 1997 to March 31, 1997.

- January 2, 1997 Form 8-K was filed reporting the completion of the merger between AAP Holdings, Inc. and FCEI which was consummated on December
      18, 1996.

- February 21, 1997 Form 8-K was filed reporting the resignation of Semple & Cooper, P.L.C. as independent auditors.

- February 21, 1997 Form 8-K was filed reporting BDO Seidman LLP as independent auditors for the fiscal year 1997.

- March 31, 1997 Form 8-K was filed reporting the acquisition of Western Insulated Glass, Co.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

      Date: May xx, 1997          /s/ Frank J. Amedia
                             -------------------
                             Frank J. Amedia
                             President, Chief Executive Officer

                                 /s/ Richard L. Kovach
                             -------------------
                             Richard L. Kovach
                             Chief Financial Officer