Form 10QSB/A
period 1996-06-30
AMERICAN ARCHITECTURRAL PRODUCTS CORP
filed 1997-06-24
CIK 940034

                         FORM 10-QSB/A AMENDMENT NO. 1


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

                         Commission file number 0-25634

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                 (FORMERLY KNOWN AS FORTE COMPUTER EASY, INC.)

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                    Delaware

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

The Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 is hereby amended in its entirety as follows:


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

                   FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

               Results of Operations for the Six Months Ended June 30, 1996 and 1995: (Continued)

               Interest expense increased 19.4% to $211,276 for the six months ended June 30, 1996, compared to $177,019 for the comparable period in 1995. The increase in interest expense is attributable to interest incurred in increased long-term debt approximating $20,500; interest on a loan with the City of Youngstown, Ohio approximating $12,750 (which loan was non-interest-bearing until November 1, 1995); and higher interest on variable rate loans approximating $1,007.

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


Date: June 23, 1997                           /s/ Frank J. Amedia

                                              -------------------
                                              Frank J. Amedia
                                              President, Chief Executive Officer