Form 10-K/A
period 1996-12-31
AMERICAN ARCHITECTURRAL PRODUCTS CORP
filed 1997-06-24
CIK 940034

                                    FORM 10-K/A
                                    -----------


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

                         Commission File Number: 0-25634
                                                 -------


                  AMERICAN ARCHITECTURAL PRODUCT CORPORATION,
                                    FORMERLY
                            FORTE COMPUTER EASY, INC.
              -----------------------------------------------------
             (exact name of Registrant as specified in its charter)

         Delaware                                             87-0365268
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


755 Boardman-Canfield Road
South Bridge Executive Center
Building G West
Boardman, Ohio                                                        44512
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:               330-965-9910
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

ITEM 6.   SELECTED FINANCIAL DATA


The following table sets forth selected historical financial data of the Company and its predecessors for the five years ended December 31, 1996. The selected financial data for the Company were derived from the audited consolidated financial statements included herein. The selected financial data for the predecessors for 1996, 1995, and 1994 were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company included herein; the audited combined financial statements of Mallyclad Corporation and Vyn-L Corporation included herein. The selected financial data for the predecessors for 1993 and 1992 were derived from the unaudited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, 1993 included herein; the unaudited financial statements of Mallyclad Corporation, 1993 included herein; and the unaudited financial statements of Vyn-L Corp. which are not included herein.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements along with the notes thereto of the Company, Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, and Mallyclad Corp. included herein.


                                                              PREDECESSORS (2)                              THE COMPANY (1), (3)
                                              ------------------------------------------------------------------------------------
                                                                                                                       Combined (4)
                                           1992         1993         1994           1995       1996           1996         1996
                                           ----         ----         ----           ----       ----           ----         ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Sales                                  $    93,873  $   116,809  $    97,397  $    77,104  $    41,645   $    25,249  $    66,894
Cost of sales                               76,984      103,260       87,369       71,313       35,232        19,027       54,259
                                       ------------------------------------------------------------------------------------------
       Gross profit                         16,889       13,549       10,028        5,791        6,413         6,222       12,635
Selling, general and administrative
        expenses                            14,370       20,211       14,929       12,983        7,399         4,060       11,459
Restructuring charge                             0            0            0          840            0             0            0
                                       ------------------------------------------------------------------------------------------
       Operating income (loss)               2,519       (6,662)      (4,901)      (8,032)        (986)        2,162        1,176
Interest expense (income), net               1,368        2,023        2,033        1,756        1,143           756        1,899
Other expense (income), net                    914         (192)         (86)         298          480             5          485
                                        ------------------------------------------------------------------------------------------
       Income (loss) before provision
         for income taxes                      237       (8,493)      (6,848)     (10,086)      (2,609)        1,401       (1,208)
Income tax provision (benefit)                 148       (2,975)      (2,508)      (3,572)        (908)          640         (268)
                                       ==========================================================================================
       Net income (loss)               $        89  ($    5,518) ($    4,340) ($    6,514) ($    1,701)  $       761  ($      940)
                                       ==========================================================================================


Net income per common share                                                                              $      0.01

Weighted average common shares
       outstanding (5)                                                                                    81,598,000


BALANCE SHEET DATA:

Total assets                           $    81,038  $   102,505  $    39,502  $    26,624  $    25,039   $    40,569

Long-term debt and capital lease
       obligations, less current
       portion (excluding
       intercompany payable)                    96           22           17           12           10        14,478


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

RESULTS OF OPERATIONS


The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, Eagle, Taylor, Mallyclad and Vyn-L, for the three years ended December 31, 1996. The financial data for 1996 were derived from the audited consolidated financial statements of the Company included herein for the period from inception to December 31, 1996; the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company for the period from January 1, 1996 to August 29, 1996 included herein; the unaudited financial statements of Mallyclad Corporation for the period January 1, 1996 to June 30, 1996 not included herein; and the unaudited financial statements of Vyn-L Corp. for the period January 1, 1996 to June 30, 1996 not included herein. The financial data for 1995 and 1994 is that of the predecessors and were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company for the years ended December 31, 1995 and 1994 included herein; and the audited combined financial statements of Mallyclad Corporation and Vyn-L Corporation for the fiscal years ended November 30, 1995 and 1994 included herein.



The following selected data should be read in conjunction with the historical financial statements along with the notes thereto of the Company, Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, and Mallyclad Corporation and Vyn-L Corporation included herein.


As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the past three years are not comparable. Such lack of comparability is explained in the discussion below.


                                                         1994 (2)                     1995 (2)                  1996 (1)
                                                   ----------------------   ----------------------------   ---------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT FOOTNOTES)
Sales                                                $97,397      100.00%          $77,104       100.00%    $66,894      100.00%
Cost of sales                                         87,368       89.70%           71,313        92.49%     54,259       81.11%
                                                   ----------------------   ----------------------------   ---------------------
       Gross profit                                   10,028       10.30%            5,791         7.51%     12,635       18.89%
Selling, general and administrative expenses (3)      14,929       15.33%           12,983        16.84%     11,459       17.13%
Restructuring charge                                       0        0.00%              840         1.09%          0        0.00%
                                                   ----------------------   ----------------------------   ---------------------
       Operating income (loss)                        (4,901)      -5.03%           (8,032)      -10.42%      1,176        1.76%
Interest expense (3)                                   2,033        2.09%            1,756         2.28%      1,899        2.84%
Other expense (income)                                   (86)      -0.09%              298         0.39%        485        0.73%
                                                   ----------------------   ----------------------------   ---------------------
       Income (loss) before provision
         for income taxes                             (6,848)      -7.03%          (10,086)      -13.08%     (1,208)      -1.81%
Income tax provision (benefit) (3)                    (2,508)      -2.58%           (3,573)       -4.63%       (268)      -0.40%
                                                   ======================   ============================   =====================
       Net loss                                      ($4,340)      -4.46%          ($6,514)       -8.45%      ($940)      -1.41%
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


(2) Financial data for 1995 and 1994 are that of the predecessors and were derived from the combined financial statements of Eagle and Taylor for those years, and the combined financial statements of Mallyclad and Vyn-L for the fiscal years ended November 30, 1994 and 1995. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the 1995 and 1994 financial data are not comparable to the 1996 financial data (see note (1) above).



(3) In addition to comparability issues relating to differences in asset and liability bases described in notes (1) and (2) above, other factors affect the comparability of financial data from year to year. The former parent of Eagle and Taylor provided those Companies' treasury function and allocated various general and administrative expenses. Interest expense charged by the former parent to Eagle and Taylor approximated $2,000,000 and $1,755,000 in 1994 and 1995, respectively; interest expense for the eight month period ended August 29, 1996 approximated $1,143,000 and was treated as contributed to capital to Eagle and Taylor by the former parent. A management fee was charged by the former parent to Eagle and Taylor based on budgeted sales approximating $1,481,000, $1,315,000 and $951,000 for the years ended December 31, 1994 and 1995, and the eight month period ended August 29, 1996, respectively. Other expenses charged to Eagle and Taylor by the former parent that were specifically incurred for those companies for items such as general insurance, health insurance and workers compensation insurance approximated $4,358,000, $3,588,000 and $1,613,000 for the years ended December 31, 1994 and 1995, and eight month period ended August 29, 1996, respectively. Eagle and Taylor filed their tax returns on a consolidated basis with their former parent and all provisions for federal and state income taxes, including provisions for deferred taxes, were provided through intercompany accounts. Because these charges to Eagle and Taylor from their former parent may differ from such charges for those entities as part of the Company, comparison of 1995 and 1994 financial data to 1996 financial data may not be meaningful.


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


Gross Profit. Gross profit as a percentage of sales was 18.9% in 1996 compared with 7.5% in 1995. The 1996 gross margins have been affected by improvements in material procurement, material substitutions, and favorable commodity prices. The improvement is also a result of the restructuring at Taylor. In addition, lower depreciation for the period subsequent to the acquisition of Eagle and Taylor improved gross profit due to a lower basis of assets recorded, based on an allocation of the purchase price, compared to the historical basis of the assets prior to the acquisitions.


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


Operating Income. Operating income, excluding the nonrecurring restructuring charges in 1995, increased by $8.4 million from the operating loss of $7.2 million in 1995. This is attributable to the improved gross profit resulting from the Taylor restructuring and the reduction in SG&A expenses.



Interest Expense. Interest expense, as a percentage of sales, was 2.8% in 1996 compared to 2.3% in 1995. Interest expense increased by approximately $143 thousand in 1996. The former parent of Eagle and Taylor provide cash management services to Eagle and Taylor and charged interest expense relating to the amounts payable to affiliates. This interest expense approximated $1.76 million in 1995 and $1.1 million for the eight months ended August 29, 1996. Interest expense for combined year ended December 31, 1996 also includes approximately $756 thousand incurred by the Company during its ownership.

Income Taxes. In the combined year ended December 31, 1996, the Company presents a tax benefit of $268 thousand on a loss before taxes of $1.2 million. The benefit results from income tax expense recorded at an effective rate of 46% on income before taxes for the period of AAP's operations and an income tax benefit recorded at an effective rate of 35% on losses before taxes of the Company's predecessors. The effective rate for the period of AAP's operations was determined using AAP's operating results and the bases of its assets and liabilities adjusted for purchase accounting for the acquisitions, and differs from the statutory tax rates as a result of a valuation allowance adjustment, non-deductible expenses and state taxes. Prior to the acquisitions, Eagle and Taylor were included in the consolidated income tax returns of their parent and recorded income taxes in their accounts at a prescribed effective rate. Accordingly, income taxes for the combined year ended December 31, 1996 are not indicative of the amounts that would have been recorded on a stand-alone basis and are not comparable to prior years.



Net Loss. The Company's consolidated net loss decreased by $5.6 million to $.9 million in 1996 compared to the $6.5 million net loss incurred in 1995. As presented in the Selected Financial Data of the Company for 1996, the Company reported net income of $0.8 million for the period under AAP's ownership. The factors cited above were responsible for the decrease in net loss of the Company.


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


Gross Profit. Gross profit as a percentage of sales was 7.5% in 1995, compared with 10.3% in 1994. The 1995 gross margins were impacted by higher conversion costs, including costs related to the restructuring program at Taylor such as training and other related transition costs.


Selling, General, and Administrative Expenses. S,G&A expenses, as a percentage of sales, were 16.8% in 1995 and 15.3% in 1994. S,G&A expenses declined by $2.0 million primarily due to the restructuring efforts at Taylor. This accounted for over half of the reduction and included a reduction of sales and administrative salaries in addition to lower sales promotion expenses.

Restructuring Charge. Taylor's management adopted a restructuring plan in September of 1995 to address recurring operating losses. The plan was implemented to reduce overhead through a plan of business consolidation and simplification. The major components consisted of closing select locations, eliminating non-core product lines, and improving overall proficiency of its remaining product lines. ( See Eagle and Taylor combined financial statements for the year ended December 31, 1995).

Operating Income(Loss). The operating loss for 1995, before the nonrecurring restructuring charge of $0.8 million, increased to $7.2 million compared to $4.9 million in 1994. The loss, as a percentage of sales, increased from 5.0% in 1994 to 9.3% in 1995 due to the reduced gross profit and the increase in S,G&A as a percentage of revenues.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      FINANCIAL STATEMENTS.

         The following is a list of all financial statements filed as a part of this Report:

         See ITEM 8 for Consolidated Financial Statements and Financial Statement Schedule of Forte Computer Easy, Inc. and Subsidiaries.


EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND TAYLOR BUILDING PRODUCTS COMPANY

         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . .   58
         Combined Balance Sheet as of August 29, 1996 . . . . . . . . . . . . . . . . . .   59
         Combined Statement of Operations and
              Accumulated Deficit For the Eight Month Periods Ended
              August 29, 1996 and 1995 . . . . . . . . . . . . . . . .  . . . . . . . . .   60
         Combined Statements of Cash Flows For the
              Eights Month Periods Ended August 29, 1996 and 1995  . . .  . . . . . . . .   61
         Notes to Combined Financial Statements . . . . . . . . . . . . . . . . . . . . .   63

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND TAYLOR BUILDING PRODUCTS COMPANY
         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . .   71
         Combined Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . . . . .   72
         Combined Statements of Operations and Accumulated Deficit
              For the Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . .   73
         Combined Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . .   74
         Notes to Combined Financial Statements  . . . . . . . . . . . .  . . . . . . . .   76

MALLYCLAD CORPORATION AND VYN-L CORPORATION

         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . .   84
         Combined Balance Sheets as of June 30, 1996 and November 30, 1995 and 1994 . . .   85
         Combined Statements of Operations and Retained Earnings
              for the Seven Months Ended June 30, 1996 and the
              Fiscal Years Ended November 30, 1995 and 1994 . . . . . . . . . . . . . . .   87
         Combined Statements of Cash Flows for the Seven Months Ended June 30, 1996
              and the Fiscal Years Ended November 30, 1995 and 1994 . . . . . . . . . . .   88
         Notes to Combined Financial Statements  . . . . . . . .  . . . . . . . . . . . .   89



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

                                        AMERICAN ARCHITECTURAL PRODUCTS
                                        CORPORATION

June 23, 1997                           By /s/ FRANK J. AMEDIA
                                           ---------------------------------
                                        Frank J. Amedia, President and Chief
                                        Executive Officer

                                        By /s/ RICHARD L. KOVACH
                                           ---------------------------------
                                        Richard L. Kovach, Chief Financial
                                        Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                             Title                                     Date
---------                                             -----                                     ----

/s/ GEORGE S. HOFMEISTER
-------------------------------           Chairman of the Board of Directors               June 23, 1997
George S. Hofmeister

/s/ FRANK J. AMEDIA
-------------------------------           President (Principal Executive                   June 23, 1997
Frank J. Amedia                               Officer) and Director

/s/ JOSEPH DOMINIJANNI
-------------------------------            Treasurer and Director                          June 23, 1997
Joseph Dominijanni

/s/ JOHN J. CAFARO
-------------------------------                      Director                              June 23, 1997
John J. Cafaro


-------------------------------                      Director                              June 23, 1997
W.R. Jackson, Jr.


-------------------------------                      Director                              June 23, 1997
John Masternick

/s/ JAMES E. PHILLIPS
-------------------------------                      Director                              June 23, 1997
James E. Phillips


-------------------------------                      Director                              June 23, 1997
Charles E. Trebilcock

/s/ JAMES K. WARREN
-------------------------------                      Director                              June 23, 1997
James K. Warren


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


                                                         Semple & Cooper, P.L.C.

Phoenix, Arizona

January 31, 1997



                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                             COMBINED BALANCE SHEET
                                 August 29, 1996

                                     ASSETS
Current Assets:
   Cash (Note 2)                                                              $   395,859
   Accounts receivable, net (Note 1)                                            7,736,517
   Inventory (Notes 1 and 3)                                                    8,483,224
   Prepaids and other                                                             314,240
                                                                              -----------

        Total Current Assets                                                   16,929,840
                                                                              -----------

Property, Plant and Equipment, Net (Notes 1 and 4)                              6,966,340
                                                                              -----------

Deposits and Other Assets                                                          93,376
                                                                              -----------

        Total Assets                                                          $23,989,556
                                                                              ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                           $ 2,429,053
   Accrued wages and payroll taxes                                                453,459
   Payable to affiliates (Note 9)                                              19,441,656
   Other accrued expenses                                                       2,346,756
   Accrued warranty reserve - short-term portion (Note 8)                       1,479,000
                                                                              -----------

        Total Current Liabilities                                              26,149,924
                                                                              -----------
Long-Term Liabilities:
   Accrued warranty reserve - long-term portion (Note 8)                        3,148,412
                                                                              -----------

Commitments and Contingencies: (Note 5)                                             -

Stockholder's Equity (Deficit): (Note 6)
   Common stock                                                                   211,851
   Additional paid-in capital                                                  27,224,456
   Accumulated deficit                                                        (32,745,087)
                                                                              -----------
        Total Stockholder's Equity (Deficit)                                   (5,308,780)
                                                                              -----------
        Total Liabilities and Stockholder's
          Equity (Deficit)                                                    $23,989,556
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
                                                 For The Eight Month Periods Ended
                                                      August 29, 1996 and 1995

                                                                                                            (Unaudited)
                                                                                     1996                      1995
                                                                                     ----                      ----

Sales                                                                           $ 39,971,058              $ 49,279,325

Cost of Sales                                                                     33,832,799                45,687,243
                                                                                ------------              ------------

Gross Profit                                                                       6,138,259                 3,592,082

Selling Expense                                                                    3,948,778                 4,935,699

General and Administrative Expenses                                                3,141,852                 3,497,374
                                                                                ------------              ------------

Loss from Operations                                                                (952,371)               (4,840,991)
                                                                                ------------              ------------

Other Income (Expense):

   Loss on sale of assets                                                           (773,866)                 (127,936)
   Other                                                                             274,661                    79,892
   Interest expense                                                               (1,142,519)               (1,167,661)
                                                                                ------------              ------------

                                                                                  (1,641,724)               (1,215,705)
                                                                                ------------              ------------

Loss before Income Tax Benefit                                                    (2,594,095)               (6,056,696)

Income Tax Benefit (Note 1)                                                          907,933                 2,011,743
                                                                                ------------              ------------

Net Loss                                                                          (1,686,162)               (4,044,953)

Accumulated Deficit, Beginning of Period                                         (31,058,925)              (24,670,847)
                                                                                ------------              ------------

Accumulated Deficit, End of Period                                              $(32,745,087)             $(28,715,800)
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
                                                 For The Eight Month Periods Ended
                                                      August 29, 1996 and 1995

                                                                                                           (Unaudited)
                                                                                    1996                      1995
                                                                                    ----                      ----

Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities:

Net Loss                                                                        $(1,686,162)              $(4,044,953)
                                                                                -----------               -----------
Adjustments to Reconcile Net Loss to Net
  Cash Provided by Operating Activities:
    Depreciation                                                                  2,661,961                 2,589,573
    Loss on sale of assets                                                          773,866                   127,936
    Interest expense contributed to capital
      by Parent Company                                                           1,142,519                         -
Changes in Assets and Liabilities:
    Accounts receivable                                                            (781,687)               (2,027,320)
    Inventory                                                                      (152,631)                7,258,906
    Prepaids and other                                                              134,186                   (59,438)
    Deposits and other                                                              (38,005)                 (182,101)
    Accounts payable                                                               (430,203)                 (998,580)
    Accrued wages and payroll taxes                                                  72,539                    74,468
    Other accrued expenses                                                          828,870                   694,837
    Payable to affiliates                                                        (1,040,998)               (1,572,280)
    Accrued warranty reserve                                                       (197,388)                 (500,000)
                                                                                -----------               -----------

                                                                                  2,973,029                 5,406,001
                                                                                -----------               -----------
      Net cash provided by operating

        activities                                                              $ 1,286,867               $ 1,361,048
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

9.      Related Party Transactions:

        As of August 29, 1996, the Companies had amounts payable to affiliates of 19,441,656. These affiliates consisted primarily of the parent company and subsidiaries of the parent company. For the eight month periods ended August 29, 1996 and 1995, the Companies had recorded related interest expense of $1,142,519 and $1,167,661 (unaudited), respectively. Interest expense for the eight month period ended August 29, 1996 was treated as contributed to capital by the Parent Company.

        Various shared expenses were charged to the Companies through the payable to affiliate account. These expenses included items such as general insurance, health insurance, and workers' compensation insurance, which were charged based on specific identification of the expense. For the eight month periods ended August 29, 1996 and 1995, total expenses charged to the Companies through specific identification were $1,613,407 and $2,642,306, respectively.

        In addition, MascoTech, Inc., the parent company, charged the Companies a management fee based on budgeted sales for the various operating subsidiaries. For the eight month periods ended August 29, 1996 and 1995, total management fees charged to the Companies were $951,000 and $872,300, respectively.

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
                                                                                 ============                ============


                                             The Accompanying Notes are an Integral Part
                                                of the Combined Financial Statements

                                           EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
                                    TAYLOR BUILDING PRODUCTS COMPANY (Wholly-Owned Subsidiaries)
                                      COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                        For The Years Ended December 31, 1995, 1994 and 1993

                                                                                                            (Unaudited)
                                                          1995                       1994                      1993
                                                          ----                       ----                      ----

Sales                                                $ 72,962,690               $ 92,644,635              $113,741,486

Cost of Sales                                          67,642,530                 83,387,571               100,655,248
                                                     ------------               ------------              ------------

Gross Profit                                            5,320,160                  9,257,064                13,086,238

Selling Expense                                         6,619,136                  9,166,868                12,406,431

General and Administrative
  Expenses                                              5,714,966                  5,084,716                 7,327,844

Restructuring Charge (Note 7)                             840,042                       -                         -
                                                     ------------               ------------              ------------

Loss from Operations                                   (7,853,984)                (4,994,520)               (6,648,037)
                                                     ------------               ------------              ------------

Other Income (Expense):
   Interest expense (Note 10)                          (1,755,177)                (2,040,067)               (2,028,034)
   Gain (Loss) on sale of
     assets                                              (375,325)                   (23,293)                    4,923
   Other                                                   38,984                     69,440                   149,816
                                                     ------------               ------------              ------------

                                                       (2,091,518)                (1,993,920)               (1,873,295)
                                                     ------------               ------------              ------------
Loss before Income Tax
  Benefit                                              (9,945,502)                (6,988,440)               (8,521,332)

Income Tax Benefit (Note 1)                             3,557,425                  2,550,020                 2,987,040
                                                     ------------               ------------              ------------

Net Loss                                               (6,388,077)                (4,438,420)               (5,534,292)

Accumulated Deficit,
  Beginning of Year                                   (24,670,848)               (20,232,428)              (14,698,136)
                                                     ------------               ------------              ------------
Accumulated Deficit,
  End of Year                                        $(31,058,925)              $(24,670,848)             $(20,232,428)
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

7.      Restructuring Charge:

        In September, 1995, Taylor's management adopted a restructuring plan to address recurring operating losses. The goal of the plan was to reduce overhead through a plan of business consolidation and simplification. The major components to the plan were: (1) closure of its satellite locations in Florida and Texas; (2) elimination of its "non-core" product lines; and (3) improve the proficiency of its entry and garage door lines. As a result of the restructuring plan, the Company incurred costs for loss on the sale and abandonment of fixed assets, severance pay, and other related costs. The restructuring plan was completed during the first quarter of 1996.

        The restructuring charge for the year ended December 31, 1995, consisted of the following:



             Loss on sale and abandonment of
               fixed assets                                         $416,131
             Severance pay                                           281,012
             Other                                                   142,899
                                                                  ----------

                                                                  $  840,042
                                                                  ==========

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Mallyclad Corporation and Vyn-L Corporation

We have audited the accompanying combined balance sheets of Mallyclad Corporation and Vyn-L Corporation as of June 30, 1996, November 30, 1995 and November 30, 1994 and the related combined statements of operations and retained earnings, and cash flows for the seven months ended June 30, 1996 and the years ended November 30, 1995 and 1994. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Mallyclad Corporation and Vyn-L Corporation as of June 30, 1996, November 30, 1995 and November 30, 1994, and the results of their combined operations and cash flows for the seven months ended June 30, 1996 and years ended November 30, 1995 and 1994 in conformity with generally accepted accounting principles.


                                   /s/ BDO SEIDMAN, LLP
                                   --------------------
                                   BDO SEIDMAN, LLP


Troy, Michigan
April 28, 1997

                                                               November 30,
                                            JUNE 30,      --------------------
                                                1996          1995        1994
==============================================================================
ASSETS (Note 3)

CURRENT ASSETS
 Cash and equivalents                       $229,615      $110,599    $ 75,660
 Accounts receivable, less allowance for
  doubtful accounts of $7,000 in 1996        358,731       530,410     673,627
 Refundable income taxes                      26,160        26,160           -
 Inventories (Note 2)                        285,635       430,902     527,475
 Prepaid expenses                             18,736        22,853      20,848
------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                         918,877     1,120,924   1,297,610
------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
 Leasehold improvements                      128,391       128,391     123,865
 Machinery and equipment                   2,205,604     2,203,868   2,166,739
 Computers and office equipment               87,420        85,184      81,514
------------------------------------------------------------------------------

                                           2,421,415     2,417,443   2,372,118
 Less accumulated depreciation            (2,304,178)   (2,268,378) (2,186,494)
------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                   117,237       149,065     185,624
------------------------------------------------------------------------------

OTHER ASSETS                                  32,896        59,481      64,042
------------------------------------------------------------------------------

                                          $1,069,010    $1,329,470  $1,547,276
==============================================================================

                                                          MALLYCLAD CORPORATION
                                                          AND VYN-L CORPORATION

                                                        COMBINED BALANCE SHEETS


                                                                        November 30,
                                                     JUNE 30,      --------------------
                                                         1996          1995        1994
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit (Note 3)                 $        -    $  100,000  $        -
 Accounts payable                                     158,039       280,737     460,372
 Accruals
  Product claims                                       46,101        59,556      11,807
  Commissions                                          20,150        28,181      38,974
  Compensation                                          8,647        12,185      42,522
  Other                                                52,103        53,170      76,700
---------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                             285,040       533,829     630,375
---------------------------------------------------------------------------------------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY
 Common stock, $1 par, authorized 50,000 shares;
  outstanding 50,000 shares - Mallyclad Corporation    50,000        50,000      50,000
 Common stock, $1 par, authorized 50,000 shares;
  outstanding 38,000 shares - Vyn-L Corporation        38,000        38,000      38,000
 Retained earnings                                    695,970       707,641     828,901
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                            783,970       795,641     916,901
---------------------------------------------------------------------------------------

                                                   $1,069,010    $1,329,470  $1,547,276
=======================================================================================

            See accompanying notes to combined financial statements.

                                                           MALLYCLAD CORPORATION
                                                           AND VYN-L CORPORATION

                         COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                            SEVEN
                                                           MONTHS              Year Ended
                                                            ENDED             November 30,
                                                         JUNE 30,      ----------------------
                                                             1996          1995          1994
=============================================================================================
NET SALES                                              $1,915,620    $3,991,882    $4,564,079

COST OF GOODS SOLD                                      1,596,753     3,520,971     3,792,841
---------------------------------------------------------------------------------------------

GROSS PROFIT                                              318,867       470,911       771,238

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              349,671       648,990       677,656
---------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                             (30,804)     (178,079)       93,582

OTHER INCOME - NET                                         19,133        37,133        46,913
---------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES ON INCOME                      (11,671)     (140,946)      140,495

TAX BENEFITS (TAXES ON INCOME) (Note 6)                         -        20,686       (41,600)
---------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         (11,671)     (120,260)       98,895

RETAINED EARNINGS, beginning of period                    707,641       828,901       731,006

DIVIDENDS                                                       -        (1,000)       (1,000)
---------------------------------------------------------------------------------------------

RETAINED EARNINGS, end of period                       $  695,970    $  707,641    $  828,901
=============================================================================================

            See accompanying notes to combined financial statements.

                                                           MALLYCLAD CORPORATION
                                                           AND VYN-L CORPORATION

                                               COMBINED STATEMENTS OF CASH FLOWS


                                                              SEVEN
                                                             MONTHS             Year Ended
                                                              ENDED            November 30,
                                                           JUNE 30,      ---------------------
                                                               1996         1995          1994
==============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        $ (11,671)   $(120,260)    $  98,895
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities
    Depreciation and amortization                            35,800       81,884        49,882
    Changes in operating assets and liabilities
     Receivables                                            171,679      117,057      (188,926)
     Inventories                                            145,267       96,573      (198,249)
     Prepaid expenses                                         4,117       (2,005)        3,500
     Other assets                                            26,585        4,561         3,099
     Accounts payable                                      (122,698)    (179,635)      171,948
     Accruals                                               (26,091)     (16,911)       40,525
----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         222,988      (18,736)      (19,326)
----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Additions to property and equipment                         (3,972)     (45,325)     (107,313)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) under
  line-of-credit arrangements                              (100,000)     100,000       (46,719)
 Dividends paid                                                   -       (1,000)       (1,000)
----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (100,000)      99,000       (47,719)
----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             119,016       34,939      (174,358)

CASH AND EQUIVALENTS, at beginning of period                110,599       75,660       250,018
----------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, at end of period                    $ 229,615    $ 110,599     $  75,660
==============================================================================================

            See accompanying notes to combined financial statements.

                                                           MALLYCLAD CORPORATION
                                                           AND VYN-L CORPORATION

                                          NOTES TO COMBINED FINANCIAL STATEMENTS


1.  SUMMARY OF      NATURE OF BUSINESS AND BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING      Mallyclad Corporation (Mallyclad) manufactures vinyl
    POLICIES        clad steel and aluminum cut to length sheets, primarily for the construction, appliance and automotive industries.
                    Vyn-L Corporation (Vyn-L) is a steel and aluminum processor, performing shearing and forming functions for its customers.

                    Mallyclad and Vyn-L ("the Companies") were under common control and because of these relationships, the financial statements of the Companies have been prepared on a combined basis as if they were a single entity. All material intercompany transactions, accounts and balances have been eliminated.

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

                    FAIR VALUE OF FINANCIAL INSTRUMENTS

                    The carrying amounts of receivables, payables and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of notes payable-bank approximate fair values because the interest rate varies with the market rate.

                    CASH EQUIVALENTS

                    Cash equivalents are short-term, highly liquid investments consisting of money market funds.

                                                           MALLYCLAD CORPORATION
                                                           AND VYN-L CORPORATION

                                          NOTES TO COMBINED FINANCIAL STATEMENTS


                    INVENTORIES

                    Inventories are stated at the lower of cost or market value determined on the first-in, first-out (FIFO) basis.

                    PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost. Depreciation is provided for using accelerated methods over the following estimated useful lives:

                                                                        Years
                    ---------------------------------------------------------
                    Leasehold improvements                             7 - 31
                    Machinery and equipment                            7 - 15
                    Computers and office equipment                     5 -  7
                    =========================================================

                    Depreciation expense for the seven months ended June 30, 1996, and the years ended November 30, 1995 and 1994, was $35,800, $81,884 and $49,882, respectively.

                    Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

                    REVENUE RECOGNITION

                    Revenues from sales and the corresponding receivables are recorded upon the shipment of product to the customer.

                    INCOME TAXES

                    The income tax provision is computed using the liability method. Deferred taxes are recorded for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of the Companies' assets and liabilities.

                                                           MALLYCLAD CORPORATION
                                                           AND VYN-L CORPORATION

                                          NOTES TO COMBINED FINANCIAL STATEMENTS


2. INVENTORIES      Inventories consisted of the following:

                                                               November 30,
                                               JUNE 30,   -------------------
                                                   1996       1995       1994
                    ---------------------------------------------------------
                    Raw materials              $198,605   $355,670   $422,175
                    Finished goods               87,030     75,232    105,300
                    ---------------------------------------------------------

                                               $285,635   $430,902   $527,475
                    =========================================================

3. REVOLVING LINE   Mallyclad had a $400,000 revolving line of credit secured by
   OF CREDIT        substantially all of the assets of Mallyclad. The
                    outstanding borrowings on the line were $-0-, $100,000 and $-0-, respectively, as of June 30, 1996, November 30, 1995 and 1994. The interest rate on the line was prime plus 1/2 percent. Interest expense was $2,110, $5,086 and $467, respectively, for the periods ended June 30, 1996, November
                    30, 1995 and 1994. The revolving line of credit was terminated in connection with the acquisition of the Company's common stock (see Note 9).


4. RETIREMENT       Mallyclad sponsors a defined contribution retirement plan
   PLAN             for salaried employees. Employees are eligible to
                    participate in the Plan one year after employment. Company contributions are required in the amount of 4.3 percent of the participant's total compensation plus 4.3 percent of the participants compensation in excess of $30,000.
                    Contributions were $17,500, $30,974 and $31,641, respec-tively, for the periods ended June 30, 1996, November 30, 1995 and 1994.


5. COMMITMENTS      The Companies leased their facilities from a related party under non-cancelable operating lease agreements which commenced January 1, 1994. The operating lease agreements are for a term of five years and provide for total monthly payments of $16,168. Rent expense under the operating lease agreements for the periods ended June 30, 1996, November 30, 1995 and 1994 was $95,000, $163,000 and $163,000,
                    respectively.

                                                           MALLYCLAD CORPORATION
                                                           AND VYN-L CORPORATION

                                          NOTES TO COMBINED FINANCIAL STATEMENTS


6. TAXES ON         The benefits (expenses) for income taxes consist of the
   INCOME           following:


                                                SEVEN
                                               MONTHS          Year Ended
                                                ENDED         November 30,
                                             JUNE 30,   ---------------------
                                                 1996        1995        1994
                    ---------------------------------------------------------
                    Current federal         $       -   $  20,686   $ (41,600)
                    Deferred                        -           -           -
                    ---------------------------------------------------------

                    TOTAL                   $       -   $  20,686   $ (41,600)
                    =========================================================

                    Significant components of deferred taxes consist of deferred tax assets arising from accrued expenses, allowance for doubtful accounts and depreciation. Management has recorded a full valuation allowance against these deferred tax assets at June 30, 1996, November 30, 1995 and November 30, 1994.


7. MAJOR            Two customers, each individually accounting for at least 10%
   CUSTOMERS        of combined net sales, accounted for 23% of net sales in
                    1995 and one customer accounted for 16% of net sales in 1994.


8. SUPPLEMENTAL     Cash paid for interest for the periods ended June 30, 1996,
   CASH FLOW        November 30, 1995 and 1994 totaled $2,110, $5,086 and $467,
   INFORMATION      respectively.

                    Cash paid for taxes on income for the period ended June 30, 1996, November 30, 1995 and 1994 totaled $-0-, $33,014 and
                    $39,449, respectively.


9. SUBSEQUENT       On June 25, 1996, all of the outstanding stock of the
   EVENT            Companies was purchased by an individual. On December 18,
                    1996 Mallyclad and Vyn-L were merged into American
                    Architectural Products, Inc. (AAP), a Company controlled by this same individual. These financial statements do not give effect to these transactions.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II


To the Shareholders and Board of Directors of Eagle Window & Door, Inc. and Subsidiaries and
Taylor Building Products Company (Wholly-Owned Subsidiaries)

        We have audited in accordance with generally accepted auditing standards, the August 29, 1996, December 31, 1995 and 1994 financial statements included in this registration statement, and have issued our reports thereon dated January 31, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is the responsibility of the company's management. It is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 Semple & Cooper, L.L.P.


Phoenix, Arizona
June 23, 1997

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
     AND TAYLOR BUILDING PRODUCTS COMPANY

Schedule II
Valuation and Qualifying Accounts


                                                                                Additions
                                                                        ------------------------
                                                         Balance at     Charged to    Charged to                 Balance
     Period                                              beginning      costs and       other                   at end of
     ended                   Description                 of period       expenses      accounts    Deductions     period
     -----                   -----------                 ---------      ----------    ----------   ----------   ---------
August 29, 1996     Allowance for doubtful accounts       $445,418      $425,595         $ -          $79,492     $791,521

December 31, 1995   Allowance for doubtful accounts       $648,385      $570,709         $ -         $773,676     $445,418

December 31, 1994   Allowance for doubtful accounts       $690,184      $836,609         $ -         $878,408     $648,385


August 29, 1996     Provision for obsolete inventory    $1,623,500       $70,000         $ -       $1,218,985     $474,515

December 31, 1995   Provision for obsolete inventory    $1,555,000      $462,905         $ -         $394,405   $1,623,500

December 31, 1994   Provision for obsolete inventory      $250,000    $1,305,000         $ -             $ -    $1,555,000

