Form 10-Q/A
period 1997-03-31
AMERICAN ARCHITECTURRAL PRODUCTS CORP
filed 1997-06-24
CIK 940034

                                    FORM 10-Q/A


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

                                 (330) 965-9910


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

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q/A
                                      INDEX



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

                        PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS



                                     ASSETS                        UNAUDITED
                                                                MARCH 31, 1997        DECEMBER 31, 1996
                                                                --------------        -----------------
CURRENT ASSETS:
   Cash                                                           $   635,533             $   964,062
   Accounts receivable, net                                         7,241,255               6,302,694
   Inventories                                                     12,149,696              10,971,144
   Prepaid expenses and other current assets                        1,447,751               1,128,151
                                                                  -----------             -----------
      Total Current Assets                                         21,474,235              19,366,051

NONCURRENT ASSETS:
   Cost in excess of net assets acquired, net of amortization       6,787,359               6,850,059
   Property, plant & equipment, net                                14,831,610              13,963,844
   Deposits and other assets                                          499,316                 388,937
                                                                  -----------             -----------
      Total Noncurrent Assets                                      22,118,285              21,202,840
                                                                  -----------             -----------
Total Assets                                                      $43,592,520             $40,568,891
                                                                  ===========             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $ 6,806,412             $ 7,229,303
   Accrued expenses                                                 2,937,214               3,397,618
   Accrued warranty obligations--current portion                    1,100,000               1,100,000
   Current maturities of long-term debt                             3,071,816               1,497,653
   Note payable--bank                                               7,891,369               5,476,759
   Current portion of capital lease obligations                       488,984                 488,984
                                                                  -----------             -----------
      Total Current Liabilities                                    22,295,795              19,190,317

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                         14,588,164              14,478,317
   Long-term capital lease obligations, less current portion        1,137,277               1,067,616
   Accrued warranty obligations, less current portion               3,237,171               3,281,079
   Accrued postretirement benefits                                    450,000                 450,000
   Other liabilities                                                  270,901                       0
                                                                  -----------             -----------
      Total Long-Term Liabilities                                  19,683,513              19,277,012
                                                                  -----------             -----------
Total Liabilities                                                  41,979,308              38,467,329

STOCKHOLDERS' EQUITY:
   Preferred stock, Series A convertible, $.01 par, authorized
      20,000,000 shares; outstanding 1,000,000 shares                  10,000                  10,000
   Common stock, $.001 par, authorized 100,000,000 shares;
      outstanding 4,860,579 shares                                      4,861                   4,861
   Additional paid-in capital                                       1,495,612               1,495,612
   Retained Earnings                                                  102,739                 591,089
                                                                  -----------             -----------
      Total Stockholders' Equity                                    1,613,212               2,101,562
                                                                  -----------             -----------
Total Liabilities & Stockholders' Equity                          $43,592,520             $40,568,891
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

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED BALANCE SHEET
MARCH 31, 1996
UNAUDITED



                                     ASSETS

CURRENT ASSETS:
   Cash                                                           $     39,956
   Accounts receivable, net                                          5,162,821
   Inventory                                                         8,242,463
   Prepaid expenses and other current assets                           343,474
                                                                  ------------
      Total Current Assets                                          13,788,714

NONCURRENT ASSETS:
   Property, plant & equipment, net                                  8,110,463
                                                                  ------------
Total Assets                                                      $ 21,899,177
                                                                  ============
                  LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                               $  2,125,943
   Accrued expenses                                                  1,971,268
   Accrued warranty reserve, short-term portion                      1,479,000
                                                                  ------------
      Total Current Liabilities                                      5,576,211

LONG-TERM LIABILITIES:
   Payable to affiliates                                            18,850,735
   Accrued warranty reserve, long-term portion                       3,170,800
                                                                  ------------
      Total Long-Term Liabilities                                   22,021,535
                                                                  ------------
Total Liabilities                                                   27,597,746

STOCKHOLDER'S EQUITY (DEFICIT):
   Capital Stock                                                       211,851
   Additional paid in capital                                       26,510,382
   Accumulated deficit                                             (32,420,802)
                                                                  ------------
      Total Stockholder's Equity (Deficit)                          (5,698,569)
                                                                  ------------
Total Liabilities & Stockholder's Equity (Deficit)                $ 21,899,177
                                                                  ============


The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 1996
UNAUDITED



Net Sales                                   $ 12,057,493

Cost of Sales                                 11,237,495
                                            ------------
   Gross Profit                                  819,998

Selling Expense                                1,519,534

General and Administrative Expenses            1,173,742
                                            ------------
   Loss from Operations                       (1,873,278)

Interest Expense                                 428,445

Other Income                                    (206,460)
                                            ------------
   Loss Before Income Tax Benefit             (2,095,263)

Income Tax Benefit                              (733,386)
                                            ------------
   Net Loss                                   (1,361,877)

Accumulated deficit, beginning of period     (31,058,925)
                                            ------------
Accumulated deficit, end of period          ($32,420,802)
                                            ============


The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996
UNAUDITED



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           ($1,361,877)
   Adjustment to reconcile net loss to cash from
      operating activities-
         Depreciation                                     801,483
         Interest expense contributed to
         capital by Parent Company                        428,445
   Changes in assets and liabilities:
         Accounts receivable - trade                    2,877,541
         Payable to affiliates                         (2,038,642)
         Inventories                                       88,159
         Prepaid and other current assets                (116,997)
         Accounts payable                                (872,412)
         Accrued expenses                                (113,329)
         Other liabilities                               (147,345)
                                                      -----------
            Net cash from operating activities           (454,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (400,091)
                                                      -----------
            Net cash from investing activities           (400,091)

Net Decrease in Cash                                     (855,065)

Cash, beginning of period                                 895,021
                                                      -----------
Cash, end of period                                   $    39,956
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

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1996
UNAUDITED


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  56,158
   Adjustment to reconcile net income to cash
      from operating activities-
         Depreciation                                  15,001
   Changes in operating assets and liabilities:
         Accounts receivable                            1,298
         Inventories                                  116,269
         Prepaid expenses                             (15,651)
         Accounts payable                             (68,496)
         Accrued expenses                               3,287
                                                    ---------
            Net cash from operating activities        107,866

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving line of credit              (38,011)
                                                    ---------
            Net cash from financing activities        (38,011)

Net Increase in Cash                                   69,855

Cash, beginning of period                             110,599
                                                    ---------
Cash, end of period                                 $ 180,454
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

AMERICAN ARCHITECTURAL PRODUCTS CORP.
RESULTS OF OPERATIONS



                                                         THREE MONTHS ENDED MARCH 31,
                                                      1997  (1)              1996  (2)
                                               -------------------     -------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT FOOTNOTES)
Sales                                         $ 16,641     100.00%    $ 13,145     100.00%
Cost of sales                                   13,480      81.01%      11,992      91.23%
                                              -------------------     -------------------
   Gross profit                                  3,161      18.99%       1,153       8.77%
Selling, general and administrative expenses     3,347      20.11%       2,968      22.58%
                                              -------------------     -------------------
   Operating  loss                                (186)     -1.12%      (1,815)    -13.81%
Interest expense                                   615       3.69%         430       3.27%
Other (income) expense                              13       0.08%        (207)     -1.57%
                                              -------------------     -------------------
   Loss before income tax benefit                 (814)     -4.89%      (2,038)    -15.51%
Income tax  benefit                               (325)     -1.96%        (733)     -5.58%
                                              -------------------     -------------------
Net  loss                                     ($   488)     -2.93%    ($ 1,305)     -9.93%
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


Selling General and Administrative costs. Selling general and administrative costs ("S,G&A") increased to $3,347,000 for the three months ended March 31, 1997, compared to $2,968,000 for the comparable period in 1996. The 13% increase in 1997 is due in part to the increased business activity for both Eagle and Taylor. S,G&A as a percent of sales was 20.1% in 1997 compared to 22.6% in 1996. Forte and Western facilities comprised nearly $195,000 or 51% of the $379,000 increase between years.

Interest Expense. Interest expense increased to $615,000 for the three months ended March 31, 1997, compared to $430,000 for the comparable period in 1996. The increase in interest expense is attributable to new debt incurred to consummate the acquisition of Eagle and Taylor during the third quarter of 1996. The previous parent of these entities allocated interest to Eagle and Taylor during the three months ended March 31, 1996 based on amounts payable to affiliates. Accordingly, interest expense for the period ending March 31, 1996 is not comparable. Forte and Western also contributed approximately $110,000 or 18% of the $615,000 interest expense for the three months ended March 31, 1997.


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

Net Loss. The net loss decreased 63% to $488,000 for the three months ended March 31, 1997, compared to $1,305,000 for the comparable period in 1996. The factors cited above were responsible for the decrease in net loss of the Company. Accordingly, the net loss for the period ending March 31, 1996 is not indicative of the amount that would have been recorded on a stand-alone basis and is not comparable.


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

      AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

      Date: June 23, 1997    /s/ FRANK J. AMEDIA
                             ---------------------
                             Frank J. Amedia
                             President, Chief Executive Officer

                             /s/ RICHARD L. KOVACH
                             ---------------------
                             Richard L. Kovach
                             Chief Financial Officer