Form 10-Q
period 1997-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1997-08-14
CIK 940034

                                    FORM 10-Q

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
         the transition period from ____________________to_____________________.

                         Commission file number 0-25634

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
           (Exact name of business issuer as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                  (IRS Employer Identification No.) 87-0365268

                755 BOARDMAN-CANFIELD ROAD, BOARDMAN, OHIO 44512
                    (Address of principal executive offices)

                                 (330) 965-9910
                           (Issuer's telephone number)

                            FORTE COMPUTER EASY, INC.
                   1350 ALBERT STREET, YOUNGSTOWN, OHIO 44505
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common stock, $.001 par value, 12,667,785 shares outstanding at June 30, 1997

         Series B Convertible Preferred Stock, $.01 par value (which is convertible into common stock), 250 shares outstanding at June 30, 1997

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



                         Part I -- FINANCIAL INFORMATION

Item 1.           Financial Statements
         American Architectural Products Corporation
            - For the three and six months ended June 30, 1997
         Eagle Window & Door, Inc. And Subsidiaries and Taylor Building Products Company
            - For the three and six months ended June 30, 1996
         Mallyclad Corp. And Vyn-L Corporation
            - For the three and six  months ended May 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Part II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                                    SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                           Consolidated Balance Sheets



                                                                                  UNAUDITED
                                                                                    JUNE 30      DECEMBER 31
                                                                                     1997           1996
                                                                                  ----------     ----------
                ASSETS

CURRENT ASSETS
       Cash                                                                      $   386,988    $   964,062
       Accounts receivable, net                                                    8,589,181      6,302,694
       Inventories                                                                12,403,569     10,971,144
       Prepaid expenses and other current assets                                   2,363,863      1,128,151
                                                                                 -----------    -----------
                Total Current Assets                                              23,743,601     19,366,051

NONCURRENT ASSETS
       Cost in excess of net assets acquired, net of amortization                  6,675,438      6,850,059
       Property, plant & equipment, net                                           14,840,189     13,963,844
       Deposits and other assets                                                     627,272        388,937
                                                                                 -----------    -----------
                Total Noncurrent Assets                                           22,142,899     21,202,840

                                                                                 -----------    -----------
Total Assets                                                                     $45,886,500    $40,568,891
                                                                                 ===========    ===========


                LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                          $ 5,936,578    $ 7,229,303
       Accrued expenses                                                            4,023,987      3,397,618
       Accrued warranty obligations, current portion                               1,100,000      1,100,000
       Current maturities of long-term debt                                        3,096,873      1,497,653
       Note payable, bank                                                          9,660,138      5,476,759
       Current portion of capital lease obligations                                  488,984        488,984
                                                                                 -----------    -----------
                Total Current Liabilities                                         24,306,560     19,190,317

LONG-TERM LIABILITIES
       Long-term debt, less current maturities                                    13,910,588     14,478,317
       Long-term capital lease obligations, less current portion                   1,000,086      1,067,616
       Accrued warranty obligations, less current portion                          3,287,271      3,281,079
       Other liabilities                                                             657,676        450,000
                                                                                 -----------    -----------
                Total Long-Term Liabilities                                       18,855,621     19,277,012

                                                                                 -----------    -----------
Total Liabilities                                                                 43,162,181     38,467,329

STOCKHOLDERS' EQUITY
       Preferred stock, Series A convertible, $.01 par, authorized
          20,000,000 shares; outstanding 1,000,000 shares at
          December 31, 1996                                                                -         10,000
       Preferred stock, Series B convertible $.01 par, authorized
          30,000 shares; outstanding 250 shares at June 30, 1997                           3              -
       Common stock, $.001 par, authorized 100,000,000 shares:
                outstanding 12,667,785 and 4,860,579 shares at
                June 30, 1997 and December 31, 1996, respectively                     12,668          4,861
       Additional paid-in capital                                                  2,069,102      1,495,612
       Retained earnings                                                             642,546        591,089
                                                                                 -----------    -----------
                Total Stockholders' Equity                                         2,724,319      2,101,562

                                                                                 -----------    -----------
Total Liabilities & Stockholders' Equity                                         $45,886,500    $40,568,891
                                                                                 ===========    ===========


The accompanying notes are an integral part of the financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
             Consolidated Statements of Income and Retained Earnings
                                    Unaudited

                                              THREE                SIX
                                           MONTHS ENDED        MONTHS ENDED
                                              JUNE 30             JUNE 30
                                               1997                1997
                                           ------------      ------------

Net sales                                  $ 22,968,393      $ 39,609,732
Cost of sales                                17,466,135        30,946,734
                                           ------------      ------------

         Gross profit                         5,502,258         8,662,998

Selling expense                               1,681,836         3,184,004
General and administrative expenses           2,082,049         3,927,066
                                           ------------      ------------

         Income from operations               1,738,373         1,551,928

Interest expense, net                           781,551         1,396,311
Other income                                    (53,407)          (40,820)
                                           ------------      ------------

         Income before taxes                  1,010,229           196,437

Provision for income taxes                      399,622            74,180
                                           ------------      ------------

         Net income                             610,607           122,257

Retained earnings, beginning                    102,739           591,089
Dividends on preferred stock, Series B          (70,800)          (70,800)
                                           ------------      ------------

Retained earnings, ending                  $    642,546      $    642,546
                                           ============      ============



Net income per share                       $       0.04      $       0.00

Weighted average shares outstanding          12,661,601        12,621,327


The accompanying notes are an integral part of the financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                       Consolidated Statements Cash Flows
                                    Unaudited


                                                                  SIX MONTHS
                                                                     ENDED
                                                                 JUNE 30, 1997
                                                                 -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                 $   122,257
       Adjustment to reconcile net income to cash from
              operating activities-
                   Depreciation                                       925,877
                   Amortization                                       200,288
                   Gain on sale of fixed assets                        (1,817)
       Changes in operating assets and liabilities:
              Accounts receivable, net                             (1,750,163)
              Inventories                                            (499,237)
              Prepaid expenses and other current assets              (407,500)
              Accounts payable                                     (1,640,572)
              Accrued expenses                                       (480,651)
              Other                                                  (149,315)
                                                                  -----------

                           Net cash from operating activities      (3,680,833)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Acquisition of business, net of cash acquired                 (938,964)
       Financing and acquisition costs                               (125,247)
       Purchase of plant and equipment                               (544,617)
                                                                  -----------

                           Net cash from investing activities      (1,608,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of preferred stock, Series B            400,000
       Proceeds from term notes                                     1,100,000
       Repayment of term notes                                       (947,262)
       Capital lease payments                                        (273,530)
       Other debt                                                     250,000
       Net borrowings under lines of credit                         4,183,379
                                                                  -----------

                           Net cash from financing activities       4,712,587

Net Decrease in Cash                                                 (577,074)

Cash, beginning of period                                             964,062
                                                                  -----------

Cash, end of period                                               $   386,988
                                                                  ===========


The accompanying notes are an integral part of the financial statements

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

American Architectural Products Corporation (AAPC or the Company - formerly known as Forte Computer Easy, Inc.) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly owned subsidiaries, Eagle & Taylor Company (formerly known as American Architectural Products, Inc. - AAP), Forte, Inc. (Forte) and Western Insulated Glass, Co. (Western).

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

2.    Recapitalization and Acquisitions

Prior to December 18, 1996, Forte Computer Easy, Inc. (FCEI) had a single wholly-owned operating subsidiary, Forte, based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (the Agreement) , FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction.

At a special shareholders' meeting held on April 1, 1997, the Company's shareholders approved the Forte Computer Easy, Inc. 1996 Stock Option Plan and approved the reincorporation of the Company in Delaware. Consequences of the reincorporation plan included the change of the Company's name to American Architectural Products Corporation; an increase in the authorized common stock of the Company to 100,000,000 shares; a 10 for 1 reverse stock split of the Company's common stock; the conversion of 1,000,000 shares of Series A Preferred held by AAP Holdings, Inc. into 7,548,632 shares of common stock; and the issuance of 171,842 shares of common stock to an officer to satisfy a commitment of the Company. The reincorporation did not result in any substantive change to the Company's business, assets, liabilities, net worth or operations, nor did it result in any change in the ownership interest of any stockholder of the Company. The number of shares and per share amounts give retroactive recognition to the change in capital structure for all periods presented.

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

On March 14, 1997, the Company acquired all of the stock of Western. Western is based in Phoenix, Arizona and manufactures custom residential aluminum windows and doors. The acquisition was accounted for as a purchase. The purchase price approximated $2,400,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $1,976,000, property and equipment and other noncurrent assets of $961,000, and current liabilities of $537,0000. Notes to sellers approximating $779,000 were used to finance a portion of the acquisition. Additionally, Western was financed with term notes of $200,000 and $900,000 bearing interest at the prime rate plus 1.5% and the prime rate plus 2.5%, respectively. The $200,000 note is payable in equal monthly installments over four years. The $900,000 note is payable in equal monthly installments over three years. Western also has a $1,000,000 revolving line of credit bearing interest at the prime rate plus 1%. The term notes and the revolving line of credit are secured by substantially all of the assets of Western. The accounts of Western are included in the accompanying financial statements from the March 14, 1997 acquisition date.

The following pro forma information for the six months ended June 30, 1996 has been prepared assuming that the acquisitions of FCEI, Eagle and Taylor, Mallyclad and Vyn-L, and Western had occurred at the beginning of that period. The following pro forma information for the six months ended June 30, 1997 has been prepared assuming that the acquisition of Western had occurred at the beginning of that period. The pro forma information includes adjustments for interest expense for acquisition funding, adjustments to depreciation expense based on the fair market value of the property and equipment acquired, amortization of cost in excess of net assets acquired arising from the acquisition and adjustments for income taxes. The pro forma earnings per share information reflects the effects of the recapitalization described above as well as the reverse stock split described above.

                                                       Six months ended June 30
                                                           1997        1996
                                                           ----        ----
               (In thousands, except per share data)
               Sales                                     $40,632     $32,719
               Net income (loss)                             191     (1,381)
               Net income (loss) per share                   .02     (.11)

3.  Redeemable Preferred Stock

In the second quarter of 1997, the Company received proceeds of $400,000 from the private placement of 4,000 shares of Series B Cumulative Redeemable Convertible Preferred Stock (the Series B Preferred). The Series B Preferred accrues cumulative dividends at the annual rate of $8.00 per share commencing July 1, 1998, payable either in cash or common stock at the election of the Company. Each share of Series B Preferred is convertible, at the option of the holder, into shares of common stock. The redemption price of $100 per share of Series B Preferred plus any cumulative unpaid dividends can be used to purchase shares of common stock at market value. However, a discount from the quoted market price of common stock is applicable for holders exercising conversion rights prior to August 31, 1997 and the discounts are accounted for as dividends to the holders. Through June 30, 1997, 3,750 shares of the Series B Preferred have been converted to common stock and 250 shares remain outstanding.

4.  Stock Warrants

In June 1997, the Company issued a note with detachable stock warrants to an accredited investor for proceeds of $250,000. The note bears interest at 15% and is due on December 3, 1997. The warrants, which expire in one year, grant the note holder the right to purchase 71,428 shares of the Company's common stock at $3.50 per share, the quoted market price of the stock on the day prior to the issuance of the note. The fair market value attributable to these warrants has been recognized as additional paid in capital and the resulting discount is being amortized over the life of the note.

5.    Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding, adjusted to reflect the number of shares issued upon the conversion of all Series A Preferred (which, based on its terms, the Company considers to be common stock in substance), the number of shares that the Company issued to an officer to satisfy a commitment and, where dilutive, common stock equivalents outstanding during each period. The computations of net income per share give retroactive recognition to the change in capital structure for all periods presented.

6.    Inventories

Inventories at June 30, 1997 consisted of the following:

                  Raw materials                       $9,128,119
                  Work-in-process                      1,264,244
                  Finished goods                       2,011,206
                                                     -----------
                                                      12,403,569
                                                     ===========

7.    Subsequent Events

In July 1997, the Company acquired all of the stock of Thermetic Glass, Inc. (Thermetic), a Toluca, Illinois manufacturer of residential vinyl windows. The transaction was financed through the issuance of $2,500,000 in convertible secured debentures to the seller, the issuance of 384,000 shares of the Company's common stock and a commitment to issue an aggregate number of additional shares of the Company's common stock eighteen months after closing having a market value of $1,000,000 when issued. The convertible debentures are mature in equal annual installments over the next five years, bear annual interest at 7% payable quarterly and allow the holder to convert the debt into common stock of the Company at any time based on the average closing price ten days prior to conversion.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED BALANCE SHEET
JUNE 30, 1996
UNAUDITED



                        ASSETS
                        ------

CURRENT ASSETS:
       Cash                                                      $403,342
       Accounts receivable, net                                 7,141,374
       Inventory                                                9,229,314
       Prepaid expenses and other current assets                  314,480
                                                             ------------
            Total Current Assets                               17,088,510

NONCURRENT ASSETS:
       Property, plant & equipment, net                         7,432,622

                                                             ------------
Total Assets                                                  $24,521,132
                                                             ============


            LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Accounts payable                                        $2,373,459
       Accrued expenses                                         2,799,571
       Accrued warranty reserve, short-term portion             1,479,000
                                                             ------------
            Total Current Liabilities                           6,652,030

LONG-TERM LIABILITIES:
       Payable to affiliates                                   20,256,673
       Accrued warranty reserve, long-term portion              3,170,800

                                                             ------------
            Total Long-Term Liabilities                        23,427,473

                                                             ------------
Total Liabilities                                              30,079,503

STOCKHOLDER'S EQUITY (DEFICIT):
       Capital Stock                                              211,851
       Additional paid in capital                              26,938,827
       Accumulated deficit                                    (32,709,049)
                                                             ------------
            Total Stockholder's Equity (Deficit)               (5,558,371)

                                                             ============
Total Liabilities & Stockholder's Equity (Deficit)            $24,521,132
                                                             ============


The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
UNAUDITED


                                             THREE MONTHS       SIX MONTHS
                                                 ENDED              ENDED
                                             JUNE 30, 1996     JUNE 30, 1996
                                             -------------     -------------

Net Sales                                     $15,214,199       $27,271,692

Cost of Sales                                  12,750,421        23,987,916

                                             ------------      ------------
       Gross Profit                             2,463,778         3,283,776

Selling Expense                                 1,383,778         2,903,312

General and Administrative Expenses             1,136,515         2,310,257

                                             ------------      ------------
       Loss from Operations                       (56,515)       (1,929,793)

Interest Expense                                  428,445           856,890

Other Income                                      (41,436)         (247,896)

                                             ------------      ------------
       Loss Before Income Tax Benefit            (443,524)       (2,538,787)

Income Tax Benefit                               (155,277)         (888,663)

                                             ------------      ------------
       Net Loss                                  (288,247)       (1,650,124)

Accumulated deficit, Beginning of period      (32,420,802)      (31,058,925)

                                             ============      ============
Accumulated deficit, End of period           ($32,709,049)     ($32,709,049)
                                             ============      ============


The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
AND TAYLOR BUILDING PRODUCTS COMPANY
COMBINED STATEMENT OF CASH FLOWS
UNAUDITED


                                                                     SIX MONTHS
                                                                       ENDED
                                                                    JUNE 30, 1996
                                                                    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                      ($1,650,124)
       Adjustment to reconcile net loss to cash from
            operating activities-
                 Depreciation                                          1,789,835
                 Interest expense contributed to capital
                    by Parent Company                                    856,890
       Changes in assets and liabilities:
                 Accounts receivable - trade                             898,988
                 Payable to affiliates                                  (632,704)
                 Inventories                                            (898,692)
                 Prepaid and other current assets                        (88,003)
                 Accounts payable                                       (624,896)
                 Accrued expenses                                        714,974
                 Other liabilities                                      (147,345)

                                                                     -----------
                            Net cash from operating activities           218,923

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                               (710,602)

                                                                     -----------
                            Net cash from investing activities          (710,602)

Net Increase (Decrease) in Cash                                         (491,679)

Cash, beginning of period                                                895,021

                                                                     -----------
Cash, end of period                                                     $403,342
                                                                     ===========


The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
TAYLOR BUILDING PRODUCTS COMPANY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, wholly owned subsidiaries of MascoTech, Inc. (the Companies). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for the periods ended June 30, 1996 are not necessarily indicative of the results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto of the Companies for the year ended December 31, 1995 and for the eight month period ended August 29, 1996.

On August, 29, 1996, the Companies were acquired by American Architectural Products, Inc. (AAP). On December 18, 1996, American Architectural Products Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a 60 percent interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

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

2.    Inventories

At June 30, 1996, inventories consisted of the following:


                  Raw materials                       $6,907,014
                  Work-in-process                      1,204,400
                  Finished goods                       1,117,900
                                                     -----------
                                                      $9,229,314
                                                     ===========

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED BALANCE SHEET
MAY 31, 1996
UNAUDITED


                           ASSETS
                           ------

CURRENT ASSETS:
       Cash                                           $283,441
       Accounts receivable, net                        333,538
       Inventories                                     314,620
       Prepaids and other current assets                24,928
                                                    ----------
            Total Current Assets                       956,527

NONCURRENT ASSETS:
       Property and equipment, net                     122,437
       Other assets                                     50,160
                                                    ----------
            Total Noncurrent Assets                    172,597

                                                    ----------
Total Assets                                        $1,129,124
                                                    ==========


             LIABILITIES & STOCKHOLDER'S EQUITY
             ----------------------------------

CURRENT LIABILITIES:
       Accounts payable                               $177,759
       Accrued expenses                                149,852
       Revolving line of credit                         10,585
                                                    ----------
            Total Liabilities                          338,196

STOCKHOLDER'S EQUITY:
       Capital Stock                                    88,000
       Retained Earnings                               702,928
                                                    ----------
            Total Stockholder's Equity                 790,928

                                                    ----------
Total Liabilities & Stockholder's Equity            $1,129,124
                                                    ==========


The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
UNAUDITED


                                           THREE MONTHS       SIX MONTHS
                                               ENDED             ENDED
                                            MAY 31, 1996      MAY 31, 1996
                                            ------------      ------------

Net Sales                                      $687,563        1,775,020

Cost of Goods Sold                              484,267        1,239,024

                                              ---------      -----------
       Gross Profit                             203,296          535,996

Selling, General & Administrative Expense       263,896          538,619

                                              ---------      -----------
       Loss from Operations                     (60,600)          (2,623)

Interest Expense, net                               271            2,556

Other Income                                          0             (466)

                                              ---------      -----------
       Net Loss                                 (60,871)          (4,713)

Retained earnings, beginning                    763,799          707,641

                                              ---------      -----------
Retained earnings, ending                      $702,928         $702,928
                                              =========      ===========


The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
COMBINED STATEMENT OF CASH FLOWS
UNAUDITED


                                                            SIX MONTHS
                                                               ENDED
                                                           MAY 31, 1996
                                                           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    ($4,713)
  Adjustment to reconcile net loss to cash from
      operating activities-
          Depreciation                                         30,601
  Changes in operating assets and liabilities:
          Accounts receivable                                 232,353
          Inventories                                         116,282
          Prepaid expenses                                     (2,075)
          Accounts payable                                   (102,978)
          Accrued expenses                                     (3,240)

                                                            ---------
                     Net cash from operating activities       266,230

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (3,973)

                                                            ---------
                     Net cash from investing activities        (3,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of revolving line of credit                       (89,415)

                                                            ---------
                     Net cash from financing activities       (89,415)

Net Increase in Cash                                          172,842

Cash, beginning of period                                     110,599

                                                            ---------
Cash, end of period                                          $283,441
                                                            =========


The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Mallyclad Corp. and Vyn-L Corporation, entities under common ownership (the Companies). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for the periods ended May 31, 1996 are not necessarily indicative of the results for a full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto of the Companies for the fiscal year ended November 30, 1995 and for the seven months ended June 30, 1996.

On June 25, 1996, all of the issued and outstanding stock of the Companies was purchased by an individual. On December 18, 1996 the Companies were merged into American Architectural Products, Inc. (AAP), a company controlled by this same individual. Also on December 18, 1996, American Architectural Products Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a 60 percent interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

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

2.    Inventories

At May 31, 1996, inventories consisted of the following:


                  Raw materials             $228,220
                  Finished goods              86,400
                                            --------
                                            $314,620
                                            ========

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

On April 1, 1997, the Company's shareholders approved a reincorporation plan. The reincorporation plan changed the Company's name from Forte Computer Easy, Inc. to American Architectural Products Corporation. The Company revised its name to more accurately reflect the current nature of its business. The reincorporation plan also organized the Company under the laws of Delaware. The Company was previously organized under the laws of Utah. The shareholders also approved the Company's incentive stock option plan.

Additionally, the reincorporation plan included a 10 for 1 reverse stock split and an increase in the number of authorized shares. Each share of common stock of FCEI was converted into one-tenth (0.1) of a share of common stock of AAPC. The Series A Convertible Preferred Stock of FCEI was converted into 7,548,632 shares of common stock of AAPC.

Immediately prior to December 18, 1996, FCEI had a single wholly-owned operating subsidiary, Forte, Inc. based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (AAP Holdings), FCEI acquired all of the issued and outstanding shares of capital stock of AAP Holdings wholly-owned subsidiary, American Architectural Products, Inc. (AAP) in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings obtained 60 percent of the voting control of FCEI. Accordingly, although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI (a reverse acquisition in which AAP is considered the acquiror for accounting purposes), because the shareholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to December 18, 1996 are those of AAP, the assets and liabilities of FCEI are recorded at their estimated fair values and the accounts of FCEI are included in the consolidated financial statements from the date of acquisition (December 18, 1996). Therefore, the 1996 quarterly and six month results include the results of AAP but exclude the results of FCEI.

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

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                       Three months ended June 30,
                                                                    1997(1)                 1996 (2)
                                                 -------------------------------------------------------------
                                                              (Dollars in Thousands, Except Footnotes)

Net Sales                                                $22,968           100.00%       $15,902       100.00%
Cost of sales                                             17,466            76.05%        13,235        83.23%
                                                 -------------------------------------------------------------
    Gross profit                                           5,502            23.95%         2,667        16.77%
Selling, general and administrative expenses               3,764            16.39%         2,784        17.51%
                                                 -------------------------------------------------------------
    Operating income (loss)                                1,738             7.56%         (117)        -0.74%
Interest expense                                             782             3.40%           429         2.70%
Other (income) expense                                      (54)            -0.24%          (41)        -0.26%
                                                 -------------------------------------------------------------
    Income (loss) before income taxes                      1,010             4.40%         (505)        -3.18%
Income tax provision (benefit)                               400             1.74%         (155)        -0.98%
                                                 -------------------------------------------------------------
Net income (loss)                                           $610             2.66%        ($350)        -2.20%
                                                 =============================================================


(1) Financial data for the three months months ended June 30, 1997 were derived from the consolidated financial statements of American Architectural Products Corporation for that period.

(2) Financial data for the three months months ended June 30, 1996 are that of the predecessors and were derived from the combined financial statements of Eagle and Taylor for that period, and the combined financial statements of Mallyclad and Vyn-L for the three months months ended May 31, 1996. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the June 30, 1996 financial data are not comparable to the 1997 financial data.

Revenues
Revenues increased 44% to $22,968,000 for the three months ended June 30, 1997 as compared to $15,902,000 for the same period of the previous year. The $7,066,000 increase was attributable to higher volume levels at Eagle, a wood and aluminum clad window and door manufacturer, and Taylor, a steel entry and garage door manufacturer. Additionally, the increase reflects the contributions of Forte, a manufacturer of aluminum commercial windows and aluminum screen and storm doors, and Western, a custom manufacturer of aluminum residential windows, neither of which were included in the three month period ended June 30, 1996. These operating units generated revenues of $2,772,000, or 12% of consolidated revenues, for the three month period ended June 30, 1997.

Gross Profit
Gross profit increased $2,835,000, or 106%, to $5,502,000 for the quarter ended June 30, 1997 as compared with $2,667,000 for the quarter ended June 30, 1996. The Company's gross margin increased to 24% for the quarter from 17% for the same period of the previous year mainly as a result of the Company's higher sales volume, increased operating efficiencies, and gross profit contributions for the quarter from the Forte and Western operating units.

Selling, General and Administrative Costs
Selling, general and administrative costs increased $980,000 to $3,764,000 for the three month period ended June 30, 1997 as compared to $2,784,000 for the three month period ended June 30, 1996. The increase resulted from the increased business activity, the inclusion of the Forte and Western operating units, and additional administrative costs related to the corporate management of the Company for the three month period ended June 30, 1997. Selling, general and administrative expenses as a percent of sales was 16% for the second quarter of 1997 as compared with 17% for the comparable 1996 period.

Interest Expense
Interest expense for the three month periods ended June 30, 1997 and 1996 was $782,000 and $429,000, respectively. The $353,000 increase is attributable to interest expense on the debt associated with the acquisition of the Eagle and Taylor operating units and the interest expense of Forte and Western, the Company's commercial and residential aluminum window operating units, which was $185,000 for the second quarter of 1997. The previous parent of Eagle and Taylor allocated interest expense to the entities during the three month period ended June 30, 1996, and accordingly, interest for the second quarter of 1997 is not comparable with the same period in 1996.

Provision for Income Taxes
The Company has recorded a provision for income taxes of $400,000 in the second quarter on income before income taxes of $1,010,000, resulting in an effective tax rate of 40%. Prior to their acquisitions, Eagle and Taylor were included in the consolidated tax return of their former parent and, accordingly, the provision for income taxes for the three month period ended June 30, 1996 is not indicative of the amounts that would have been recorded on a separate basis and are not comparative.

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                  Six months ended June 30,
                                                              1997 (1)                    1996 (2)
                                                 -------------------------------------------------------------
                                                              (Dollars in Thousands, Except Footnotes)

Net Sales                                                $39,610           100.00%       $29,047       100.00%
Cost of sales                                             30,947            78.13%        25,227        86.85%
                                                 -------------------------------------------------------------
    Gross profit                                           8,663            21.87%         3,820        13.15%
Selling, general and administrative expenses               7,111            17.95%         5,752        19.80%
                                                 -------------------------------------------------------------
    Operating income (loss)                                1,552             3.92%       (1,932)        -6.65%
Interest expense                                           1,396             3.53%           859         2.96%
Other (income) expense                                      (41)            -0.10%         (248)        -0.86%
                                                 -------------------------------------------------------------
    Income (loss) before income taxes                        197             0.49%       (2,543)        -8.75%
Income tax provision (benefit)                                74             0.19%         (889)        -3.06%
                                                 -------------------------------------------------------------
Net income (loss)                                           $123             0.30%      ($1,654)        -5.69%
                                                 =============================================================

(1) Financial data for the six months ended June 30, 1997 were derived from the consolidated financial statements of American Architectural Products Corporation for that period.

(2) Financial data for the six months ended June 30, 1996 are that of the predecessors and were derived from the combined financial statements of Eagle and Taylor for that period, and the combined financial statements of Mallyclad and Vyn-L for the six months ended May 31, 1996. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the June 30, 1996 financial data are not comparable to the 1997 financial data.

Revenues
Revenues increased 36% to $39,610,000 for the six months ended June 30, 1997 as compared to $29,047,000 for the same period of the previous year. The $10,563,000 increase was attributable to higher volume levels at Eagle, a wood and aluminum clad window and door manufacturer, and Taylor, a steel entry and garage door manufacturer. Additionally, the increase reflects the contributions of Forte, a manufacturer of aluminum commercial windows and aluminum screen and storm doors, and Western, a custom manufacturer of aluminum residential windows,neither of which were included in the six month period ended June 30, 1996. These operating units generated revenues of $3,436,000, or 9% of consolidated revenues, for the six month period ended June 30, 1997.

Gross Profit
Gross profit increased $4,843,000, or 127%, to $8,663,000 for the six months ended June 30, 1997 as compared with $3,820,000 for the six months ended June 30, 1996. The Company's gross margin increased to 22% for the six month period from 13% for the same period of the previous year mainly as a result of the Company's higher sales volume, increased operating efficiencies, and gross profit contributions for the six month period from the Western operating unit.

Selling, General and Administrative Costs
Selling, general and administrative costs increased $1,359,000 to $7,111,000 for the six month period ended June 30, 1997 as compared to $5,752,000 for the six month period ended June 30, 1996. The increase resulted from the increased business activity, the inclusion of the Forte and Western operating units, and additional administrative costs related to the corporate management of the Company for the six month period ended June 30, 1997. Selling, general and administrative expenses as a percent of sales was 18% for the first half of 1997 as compared with 20% for the comparable 1996 period.

Interest Expense
Interest expense for the six month periods ended June 30, 1997 and 1996 was $1,396,000 and $859,000, respectively. The $537,000 increase is attributable to interest expense on the debt associated with the acquisition of the Eagle and Taylor operating units and the interest expense of Forte and Western, the Company's commercial and residential aluminum window operating units, which was $296,000 for the first half of 1997. The previous parent of Eagle and Taylor allocated interest expense to the entities during the six month period ended June 30, 1996, and accordingly, interest for the first half of 1997 is not comparable with the same period in 1996.

Provision for Income Taxes
The Company has recorded a provision for income taxes of $74,000 in the first half of 1997 on income before income taxes of $197,000, resulting in an effective tax rate of 38%. Prior to their acquisitions, Eagle and Taylor were included in the consolidated tax return of their former parent and, accordingly, the provision for income taxes for the six month period ended June 30, 1996 is not indicative of the amounts that would have been recorded on a separate basis and are not comparative.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $577,000 for the first six months of the year to $387,000 at June 30, 1997 from $964,000 at December 31, 1996. Cash used in operating activities was approximately $3,681,000 and reflects the seasonal aspects of the Company's business as it is affected by the cycle of the building products industry. This seasonality affects the need for working capital as it is necessary to carry larger inventories and receivables into the spring and early summer months of the year. Accounts receivable and inventories were up $1,750,000 and $499,000, respectively, for the six month period ended June 30, 1997, exclusive of acquired businesses.

Cash used in investing activities amounted to $1,608,000 for the six month period ended June 30, 1997 and resulted primarily from the acquisition of Western and capital expenditures at the Company's various operating units.

Cash from financing activities in the six month period ended June 30, 1997 amounted to $4,712,000. This resulted primarily from the issuance of $400,000 in Series B Preferred Stock of the Company, the issuance of $1,100,000 in term note associated with the Western acquisition and additional borrowings under the Company's lines of credit approximating $4,183,000 million.

The Company will continue to pursue a combination of debt and equity to improve its liquidity, reduce the level of short-term and long-term debt and position the Company for future growth. There can be no assurance that additional financing will be available or that such financing will be on terms favorable to the Company.


SEASONALITY

The Company's business is seasonal since its primary revenues are driven by residential construction. Certain geographical areas where the Company's sales activity are significant, particularly in the Northeast and Midwest regions of the United States, experience inclement weather during the winter months which usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Traditionally, the Company's lowest sales levels occur in the first and fourth quarters which is generally consistent with cycle of the building products industry. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital, and borrowings to satisfy working capital requirements, are usually at their highest level during the second and third quarters.

                          PART II -- OTHER INFORMATION
                    Item 6. Exhibits and Reports on Form 8-K

(b) The Company filed the following reports on Form 8-K during the period from January 1, 1997 to June 30, 1997.

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

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: August 14, 1997                    /s/ Frank J. Amedia
                                             ----------------------------------
                                                 Frank J. Amedia
                                             President, Chief Executive Officer

                                             /s/ Richard L. Kovach
                                             ----------------------------------
                                                 Richard L. Kovach
                                             Chief Financial Officer