Form 10-K/A
period 1996-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1997-10-01
CIK 940034

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


     (dollars in thousands)               Proforma                 The Company
                                          --------
                                    1995             1996             1996
                                    ----             ----             ----
     Wood windows and doors       $29,416           $42,482         $16,867
     Steel doors                   22,904            12,753           4,107
     Steel garage doors            20,643             8,460           2,750
     Other                          9,418             6,704           1,524
                                    -----             -----           -----
                                  $82,381           $70,399         $25,248
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


                                                              PREDECESSORS (2)                              THE COMPANY (1), (3)
                                              ------------------------------------------------------------------------------------
                                                                                                                       Combined (4)
                                           1992         1993         1994           1995       1996           1996         1996
                                           ----         ----         ----           ----       ----           ----         ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Sales                                  $    93,873  $   116,809  $    97,397  $    77,104  $    41,645   $    25,249  $    66,894
Cost of sales                               76,984      103,260       87,369       71,313       35,232        19,027       54,259
                                       ------------------------------------------------------------------------------------------
       Gross profit                         16,889       13,549       10,028        5,791        6,413         6,222       12,635
Selling, general and administrative
        expenses                            14,370       20,211       14,929       12,983        7,399         4,060       11,459
Restructuring charge                             0            0            0          840            0             0            0
                                       ------------------------------------------------------------------------------------------
       Operating income (loss)               2,519       (6,662)      (4,901)      (8,032)        (986)        2,162        1,176
Interest expense (income), net               1,368        2,023        2,033        1,756        1,143           756        1,899
Other expense (income), net                    914         (192)         (86)         298          480             5          485
                                        ------------------------------------------------------------------------------------------
       Income (loss) before provision
         for income taxes                      237       (8,493)      (6,848)     (10,086)      (2,609)        1,401       (1,208)
Income tax provision (benefit)                 148       (2,975)      (2,508)      (3,572)        (908)          640         (268)
                                       ==========================================================================================
       Net income (loss)               $        89  ($    5,518) ($    4,340) ($    6,514) ($    1,701)  $       761  ($      940)
                                       ==========================================================================================


Net income per common share                                                                              $      0.01

Weighted average common shares
       outstanding (5)                                                                                    81,598,000


BALANCE SHEET DATA:

Total assets                           $    81,038  $   102,505  $    39,502  $    26,624  $    25,039   $    42,744

Long-term debt and capital lease
       obligations, less current
       portion (excluding
       intercompany payable)                    96           22           17           12           10        14,478


--------
(1) For financial reporting purposes, The Company represents AAP as after giving effect to the series of transactions described below.

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


Gross Profit. Gross profit as a percentage of sales was 18.9% in 1996 compared with 7.5% in 1995. The 1996 gross margins have been affected by improvements in material procurement, material substitutions, and favorable commodity prices. The improvement is also a result of the restructuring at Taylor. In addition, lower depreciation for the period subsequent to the acquisition of Eagle and Taylor improved gross profit due to a lower basis of assets recorded, based on an allocation of the purchase price, compared to the historical basis of the assets prior to the acquisitions. The Company recorded amounts for obsolete inventory which were not material to its financial position or its results of operations for the period from inception to December 31, 1996. These amounts were charged directly to earnings.


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


As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated to reflect a revision to the valuation of the consideration in the reverse acquisition discussed in that note.

                                                               BDO SEIDMAN, LLP

Troy, Michigan

March 14, 1997, except for Notes 2 and 5
which are as of August 22, 1997
and March 31, 1997, respectively



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1996
--------------------------------------------------------------------------------

ASSETS (Note 5)
CURRENT ASSETS
  Cash                                                        $       964,062
  Accounts receivable, less allowance
    for doubtful accounts of $439,000                               6,302,694
  Advances to affiliates (Note 11)                                    463,750
  Inventories (Note 3)                                             10,971,144
  Prepaid expenses and other current assets                           664,401
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               19,366,051
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Land and improvements                                               281,096
  Buildings and improvements                                        5,409,631
  Machinery, tools and equipment                                    8,244,548
  Computers and office equipment (Note 6)                           2,524,884
-----------------------------------------------------------------------------
                                                                   16,460,159
  Less accumulated depreciation                                      (321,315)
-----------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                         16,138,844
-----------------------------------------------------------------------------
OTHER
  Cost in excess of net assets acquired,
    net of amortization (Note 2)                                    6,850,059
  Other                                                               388,937
-----------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                  7,238,996
-----------------------------------------------------------------------------
                                                              $    42,743,891
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
---------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 8 and 9)
  Preferred stock, Series A convertible, $.01 par,
    authorized 20,000,000 shares; outstanding
    1,000,000 shares                                                             10,000
  Common stock, $.01 par, authorized 50,000,000
    shares; outstanding 48,605,794 shares                                       486,058
  Additional paid-in capital                                                  3,189,415
  Retained earnings                                                             591,089
---------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    4,276,562
---------------------------------------------------------------------------------------
                                                                        $    42,743,891
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

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION (JUNE 19, 1996) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                     Preferred Stock              Common Stock            Additional                          Total
                                 ---------------------      ----------------------           Paid-In        Retained   Stockholders'
                                  Shares      Amount         Shares        Amount            Capital        Earnings         Equity
------------------------------------------------------------------------------------------------------------------------------------

Capital contribution in
  connection with acquisition
  of Mallyclad and Vyn-L
  (Note 2)                             --     $      --            --      $      --      $    77,473    $      --      $    77,473

Distribution to stockholder
  of Mallyclad                         --            --            --             --             --         (170,000)      (170,000)

Issuance of common stock
  for cash                             --     $      --             100              1        604,999           --          605,000

Recapitalization (Note 2)         1,000,000        10,000          (100)            (1)        (9,999)          --             --

Issuance of shares in
  reverse acquisition
  (Note 2)                             --            --      48,605,794        486,058      2,516,942           --        3,003,000

Net income for the year                --            --            --             --             --          761,089        761,089
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996        1,000,000   $    10,000    48,605,794    $   486,058    $ 3,189,415    $   591,089    $ 4,276,562
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


In the merger, AAP is deemed to have issued 48,605,794 shares of common stock, committed itself to issuing an additional 1,718,422 shares of common stock (see
Note 8), and to have issued 5,865,548 stock options (see Note 9). The estimated fair value assigned to the securities issued was $3,003,000. This estimated fair value was based on the estimated fair value of the securities of AAP which were obtained by the FCEI stockholders in the reverse acquisition, an assessment of the trading prices of FCEI stock preceding the reverse acquisition and the appraised value of the FCEI assets acquired. After discussion with the staff of the Securities and Exchange Commission, the accompanying financial statements have been restated to reflect a revision to the valuation of the consideration in the reverse acquisition. The effect of the restatement was to increase assets and stockholders' equity by approximately $2,175,000.

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



The acquisition was recorded using the purchase method of accounting. Accordingly, the consideration of $3,100,000, including transaction costs, was allocated to the FCEI net assets acquired based on estimated fair values including current assets of $1,871,000, property and equipment of $7,516,000, long-term debt of $4,030,000 and current liabilities of $2,257,000. The results of FCEI's operations are included in the accompanying consolidated financial statements from the date of acquisition.


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


Year Ended December 31,                                 1995              1996
--------------------------------------------------------------------------------
                                          (In thousands, except per share data)

Sales                                            $    82,381      $     70,399
Net loss                                              (8,826)           (1,632)
Loss per share                                          (.07)             (.01)
================================================================================


3.    INVENTORIES

At December 31, 1996, inventories consisted of the following:

Raw materials                                                   $     7,664,151
Work-in-process                                                       1,266,383
Finished goods                                                        2,040,610
--------------------------------------------------------------------------------

                                                                $    10,971,144
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
-------------------------------------------------------------------------------

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



The term notes due August 2001 are components of a credit facility that also includes a revolving line-of-credit (see Note 4). The credit facility is secured by substantially all of the assets of AAP and contains various restrictive covenants which, among other matters, require the subsidiary to maintain certain defined minimum working capital and adjusted net worth requirements. As of December 31, 1996, the Company was not in compliance with certain covenants of the credit facility. Subsequent to December 31, 1996, the lender modified these covenants. The Company is in compliance with the revised covenants and believes it is probable that it will comply with the revised covenants for at least the next twelve months.


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
--------------------------------------------------------------------------------


                                                                     2,350,000
--------------------------------------------------------------------------------


DEFERRED TAX LIABILITIES
      Depreciation                                                   2,090,000
      Other                                                            180,000

--------------------------------------------------------------------------------


                                                                     2,270,000

--------------------------------------------------------------------------------


NET DEFERRED TAX ASSETS                                                 80,000

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS                            (80,000)
--------------------------------------------------------------------------------


NET DEFERRED TAXES                                                 $        --
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
===============================================================================



At December 31, 1996, FCEI has net operating loss carryforwards available to offset future years' taxable income. Due to changes in ownership of FCEI, utilization of net operating loss carryforwards is limited. Management estimates that carryforwards aggregating approximately $2,500,000 will be available through 2011. The utilization of these carryforwards will be limited to approximately $170,000 per year.



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



                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes and interest expense was approximately $70,000 and $620,000, respectively.

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock and debt issued and liabilities
      assumed in acquisitions                                    $   27,981,000
Capital lease obligations                                             1,578,000
Distribution to stockholder                                             170,000
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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Forte Computer Easy, Inc.


The audit referred to in our report dated March 14, 1997, except for Notes 2 and 5 which are as of August 22, 1997 and March 31, 1997, respectively, relating to the consolidated financial statements of Forte Computer Easy, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.


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

Troy, Michigan
March 14, 1997

                                      FORTE COMPUTER EASY, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II

                                               VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


                                                              Additions
                                                      --------------------------
                                     BALANCE,         Charged to         Charged                          BALANCE,
                                 at beginning          costs and        to other                         at end of
       Description                  of period           expenses      accounts(1)      Deductions           period
-------------------------------------------------------------------------------------------------------------------
Allowance for
  doubtful accounts              $         -          $   12,546       $  914,552      $  487,894(2)    $   439,204
Accrued warranty obligations     $         -          $  369,324       $4,627,412      $  615,657       $ 4,381,079
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

                                        AMERICAN ARCHITECTURAL PRODUCTS
                                        CORPORATION

September 10, 1997                      By /s/ FRANK J. AMEDIA
                                        ---------------------------------
                                        Frank J. Amedia, President and Chief
                                        Executive Officer

                                        By /s/ RICHARD L. KOVACH
                                           ---------------------------------
                                        Richard L. Kovach, Chief Financial
                                        Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                             Title                                     Date
---------                                             -----                                     ----

/s/ GEORGE S. HOFMEISTER
-------------------------------           Chairman of the Board of Directors               September 10, 1997
George S. Hofmeister

/s/ FRANK J. AMEDIA
-------------------------------           President (Principal Executive                   September 10, 1997
Frank J. Amedia                               Officer) and Director

/s/ JOSEPH DOMINIJANNI
-------------------------------            Treasurer and Director                          September 10, 1997
Joseph Dominijanni


-------------------------------                      Director                              September 10, 1997
John J. Cafaro


-------------------------------                      Director                              September 10, 1997
W.R. Jackson, Jr.


-------------------------------                      Director                              September 10, 1997
John Masternick

/s/ JAMES E. PHILLIPS
-------------------------------                      Director                              September 10, 1997
James E. Phillips


-------------------------------                      Director                              September 10, 1997
Charles E. Trebilcock

/s/ JAMES K. WARREN
-------------------------------                      Director                              September 10, 1997
James K. Warren


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


                                                 Semple & Cooper, L.L.P.


Phoenix, Arizona
June 23, 1997

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
     AND TAYLOR BUILDING PRODUCTS COMPANY

Schedule II
Valuation and Qualifying Accounts


                                                                                Additions
                                                                        ------------------------
                                                         Balance at     Charged to    Charged to                 Balance
     Period                                              beginning      costs and       other                   at end of
     ended                   Description                 of period       expenses      accounts    Deductions     period
     -----                   -----------                 ---------      ----------    ----------   ----------   ---------
August 29, 1996     Allowance for doubtful accounts       $445,418      $425,595         $ -          $79,492     $791,521

December 31, 1995   Allowance for doubtful accounts       $648,385      $570,709         $ -         $773,676     $445,418

December 31, 1994   Allowance for doubtful accounts       $690,184      $836,609         $ -         $878,408     $648,385


August 29, 1996     Provision for obsolete inventory    $1,623,500       $70,000         $ -       $1,218,985     $474,515

December 31, 1995   Provision for obsolete inventory    $1,555,000      $462,905         $ -         $394,405   $1,623,500

December 31, 1994   Provision for obsolete inventory      $250,000    $1,305,000         $ -             $ -    $1,555,000


August 29, 1996     Accured warranty obligations        $4,824,800      $801,073         $ -         $998,461   $4,627,412

December 31, 1995   Accrued warranty obligations        $5,149,800    $1,710,750         $ -       $2,035,750   $4,824,800

December 31, 1994   Accrued warranty obligations        $5,101,663    $2,702,133         $ -       $2,653,996   $5,149,800
