Form 10-Q/A
period 1997-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1997-10-01
CIK 940034

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

                        PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS


                                     ASSETS                        UNAUDITED
                                                                MARCH 31, 1997        DECEMBER 31, 1996
                                                                --------------        -----------------
CURRENT ASSETS:
   Cash                                                           $   635,533             $   964,062
   Accounts receivable, net                                         7,241,255               6,302,694
   Inventories                                                     12,149,696              10,971,144
   Prepaid expenses and other current assets                        1,465,316               1,128,151
                                                                  -----------             -----------
      Total Current Assets                                         21,491,800              19,366,051

NONCURRENT ASSETS:
   Cost in excess of net assets acquired, net of amortization       6,787,359               6,850,059
   Property, plant & equipment, net                                16,962,696              16,138,844
   Deposits and other assets                                          499,316                 388,937
                                                                  -----------             -----------
      Total Noncurrent Assets                                      24,249,371              23,377,840
                                                                  -----------             -----------
Total Assets                                                      $45,741,171             $42,743,891
                                                                  ===========             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $ 6,806,412             $ 7,229,303
   Accrued expenses                                                 2,937,214               3,397,618
   Accrued warranty obligations--current portion                    1,100,000               1,100,000
   Current maturities of long-term debt                             3,071,816               1,497,653
   Note payable--bank                                               7,891,369               5,476,759
   Current portion of capital lease obligations                       488,984                 488,984
                                                                  -----------             -----------
      Total Current Liabilities                                    22,295,795              19,190,317

LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                         14,588,164              14,478,317
   Long-term capital lease obligations, less current portion        1,137,277               1,067,616
   Accrued warranty obligations, less current portion               3,237,171               3,281,079
   Accrued postretirement benefits                                    450,000                 450,000
   Other liabilities                                                  270,901                       0
                                                                  -----------             -----------
      Total Long-Term Liabilities                                  19,683,513              19,277,012
                                                                  -----------             -----------
Total Liabilities                                                  41,979,308              38,467,329

STOCKHOLDERS' EQUITY:
   Preferred stock, Series A convertible, $.01 par, authorized
      20,000,000 shares; outstanding 1,000,000 shares                  10,000                  10,000
   Common stock, $.001 par, authorized 100,000,000 shares;
      outstanding 4,860,579 shares                                      4,861                   4,861
   Additional paid-in capital                                       3,670,612               3,670,612
   Retained Earnings                                                   76,390                 591,089
                                                                  -----------             -----------
      Total Stockholders' Equity                                    3,761,863               4,276,562
                                                                  -----------             -----------
Total Liabilities & Stockholders' Equity                          $45,741,171             $42,743,891
                                                                  ===========             ===========


The accompanying notes are an integral part of the financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
UNAUDITED


Net Sales                              $ 16,641,339

Cost of Sales                            13,522,998
                                       ------------
   Gross Profit                           3,118,341

Selling Expense                           1,502,168

General and Administrative Expenses       1,846,532
                                       ------------
   Loss from Operations                    (230,359)

Interest Expense, net                       614,760

Other Expense                                12,587
                                       ------------
   Loss Before Income Tax Benefit          (857,706)

Income Tax Benefit                         (343,007)
                                       ------------
   Net Loss                               ($514,699)

Retained earnings, beginning                591,089
                                       ------------
Retained earnings, ending                  $ 76,390
                                       ============

Net Loss Per Share                           ($0.04)
                                       ============
Weighted Average Shares Outstanding      12,581,054
                                       ============


The accompanying notes are an integral part of the financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
UNAUDITED


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              ($  514,699)
   Adjustments to reconcile net loss to cash from
      operating activities-
         Depreciation                                        534,953
         Amortization                                         97,983
   Changes in operating assets and liabilities:
         Accounts receivable, net                           (402,237)
         Inventories                                        (245,364)
         Prepaid expenses and other current assets           168,560
         Accounts payable                                   (818,839)
         Accrued expenses                                   (762,070)
         Other                                              (363,289)
                                                         -----------
            Net cash used in operating activities         (2,305,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired            (969,556)
   Financing and acquisition costs                           (45,247)
   Purchase of property and equipment                       (192,252)
                                                         -----------
            Net cash used in investing activities         (1,207,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from term notes                                1,100,000
   Repayment of term notes                                  (194,743)
   Capital lease payments                                   (136,339)
   Net borrowings under a line of credit                   2,414,610
                                                         -----------
            Net cash provided by financing activities      3,183,528

Net Decrease in Cash                                        (328,529)

Cash, beginning of period                                    964,062
                                                         -----------
Cash, end of period                                      $   635,533
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


2. Recapitalization and Acquisitions:


Prior to December 18, 1996, Forte Computer Easy, Inc. (FCEI) had a single wholly-owned operating subsidiary, Forte, based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (the Agreement), FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Although FCEI is the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. The consideration exchanged in this transaction was recorded at estimated fair value which was determined based on the estimated fair value of the securities of AAP which were obtained by the FCEI stockholders in the reverse acquisition, an assessment to the trading prices of FCEI stock preceding the reverse acquisition, and the appraised value of the FCEI assets acquired. FCEI subsequently changed its name to American Architectural Products Corporation to more accurately reflect the nature of its ongoing business.

After discussion with the staff of the Securities and Exchange Commission, the accompanying financial statements have been restated to reflect a revision to the valuation of the consideration in the reverse acquisition. The effect of the restatement was to increase assets and stockholders' equity at March 31, 1997 by approximately $2,149,000, and to decrease net income for the three months ended March 31, 1997 by approximately $26,000.

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


                                                      Three months ended March 31,
                                                      ----------------------------
                                                           1997           1996
                                                         --------       --------
        (In thousands, except per share data)
        Sales                                           $ 17,664       $ 15,304
        Net loss                                            (447)        (1,731)
        Loss per share                                     (0.04)         (0.14)

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

AMERICAN ARCHITECTURAL PRODUCTS CORP.
RESULTS OF OPERATIONS



                                                         THREE MONTHS ENDED MARCH 31,
                                                      1997  (1)              1996  (2)
                                               -------------------     -------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT FOOTNOTES)
Sales                                         $ 16,641     100.00%    $ 13,145     100.00%
Cost of sales                                   13,523      81.26%      11,992      91.23%
                                              -------------------     -------------------
   Gross profit                                  3,118      18.74%       1,153       8.77%
Selling, general and administrative expenses     3,349      20.12%       2,968      22.58%
                                              -------------------     -------------------
   Operating  loss                                (230)     -1.38%      (1,815)    -13.81%
Interest expense                                   615       3.70%         430       3.27%
Other (income) expense                              13       0.08%        (207)     -1.57%
                                              -------------------     -------------------
   Loss before income tax benefit                 (858)     -5.16%      (2,038)    -15.51%
Income tax  benefit                               (343)     -2.06%        (733)     -5.58%
                                              -------------------     -------------------
Net  loss                                     ($   515)     -3.09%    ($ 1,305)     -9.93%
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


Gross Profit. Gross profit increased 170% to $3,118,000 for the three month period ended March 31, 1997, compared to $1,153,000 for the comparable period in 1996. The gross margin increased from 9% to 19% for the three months ended
March 31, 1997 compared to the period ending March 31, 1996. The overall increase in total gross profit for the three months ended March 31, 1997, is attributable to increased operating efficiencies at Eagle and Taylor's operating facilities and the increased volume noted above. The gross margin of 19% for the three months ended March 31, 1997 consists of an average margin of 21% at the Eagle, Taylor and Mallyclad operating units offset by a 2% effect of a negative margin at Forte. The negative margin at Forte resulted from lower sales volume.

Selling General and Administrative costs. Selling general and administrative costs ("S,G&A") increased to $3,349,000 for the three months ended March 31, 1997, compared to $2,968,000 for the comparable period in 1996. The 13% increase in 1997 is due in part to the increased business activity for both Eagle and Taylor. S,G&A as a percent of sales was 20.1% in 1997 compared to 22.6% in 1996. Forte and Western facilities comprised nearly $195,000 or 51% of the $381,000 increase between years.


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


Income Taxes. The Company has recorded an income tax benefit of $343,000 on a loss before taxes of $858,000 for the three month period ended March 31, 1997. The income tax benefit has been recorded an an effective rate of 40%. Prior to the acquisitions, Eagle and Taylor were included in the consolidated income tax return of their parent which recorded income taxes in their accounts at the parent's prescribed effective tax rate. Accordingly, income taxes for the period ending March 31, 1996 are not indicative of the amounts that would have been recorded on a separate basis and are not comparable.

Net Loss. The net loss decreased 61% to $515,000 for the three months ended March 31, 1997, compared to $1,305,000 for the comparable period in 1996. The factors cited above were responsible for the decrease in net loss of the Company. Accordingly, the net loss for the period ending March 31, 1996 is not indicative of the amount that would have been recorded on a stand-alone basis and is not comparable.


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

      AMERICAN ARCHITECTURAL PRODUCTS CORPORATION


      Date: September 10, 1997    /s/ FRANK J. AMEDIA
                                  ---------------------

                                  Frank J. Amedia
                                  President, Chief Executive Officer

                                  /s/ RICHARD L. KOVACH
                                  ---------------------
                                  Richard L. Kovach
                                  Chief Financial Officer