Form 10-Q/A
period 1997-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1997-10-01
CIK 940034

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

                                    FORM 10-Q/A

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

                          Part II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                                    SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                           Consolidated Balance Sheets




                                                                                  UNAUDITED
                                                                                    JUNE 30      DECEMBER 31
                                                                                     1997           1996
                                                                                  ----------     ----------
                ASSETS

CURRENT ASSETS
       Cash                                                                      $   386,988    $   964,062
       Accounts receivable, net                                                    8,589,181      6,302,694
       Inventories                                                                12,403,569     10,971,144
       Prepaid expenses and other current assets                                   2,391,504      1,128,151
                                                                                 -----------    -----------
                Total Current Assets                                              23,771,242     19,366,051

NONCURRENT ASSETS
       Cost in excess of net assets acquired, net of amortization                  6,675,438      6,850,059
       Property, plant & equipment, net                                           16,946,085     16,138,844
       Deposits and other assets                                                     627,272        388,937
                                                                                 -----------    -----------
                Total Noncurrent Assets                                           24,248,795     23,377,840

                                                                                 -----------    -----------
Total Assets                                                                     $48,020,037    $42,743,891
                                                                                 ===========    ===========


                LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                          $ 5,936,578    $ 7,229,303
       Accrued expenses                                                            4,023,987      3,397,618
       Accrued warranty obligations, current portion                               1,100,000      1,100,000
       Current maturities of long-term debt                                        3,096,873      1,497,653
       Note payable, bank                                                          9,660,138      5,476,759
       Current portion of capital lease obligations                                  488,984        488,984
                                                                                 -----------    -----------
                Total Current Liabilities                                         24,306,560     19,190,317

LONG-TERM LIABILITIES
       Long-term debt, less current maturities                                    13,910,588     14,478,317
       Long-term capital lease obligations, less current portion                   1,000,086      1,067,616
       Accrued warranty obligations, less current portion                          3,287,271      3,281,079
       Other liabilities                                                             657,676        450,000
                                                                                 -----------    -----------
                Total Long-Term Liabilities                                       18,855,621     19,277,012

                                                                                 -----------    -----------
Total Liabilities                                                                 43,162,181     38,467,329

STOCKHOLDERS' EQUITY
       Preferred stock, Series A convertible, $.01 par, authorized
          20,000,000 shares; outstanding 1,000,000 shares at
          December 31, 1996                                                                -         10,000
       Preferred stock, Series B convertible $.01 par, authorized
          30,000 shares; outstanding 250 shares at June 30, 1997                           3              -
       Common stock, $.001 par, authorized 100,000,000 shares:
                outstanding 12,667,785 and 4,860,579 shares at
                June 30, 1997 and December 31, 1996, respectively                     12,668          4,861
       Additional paid-in capital                                                  4,244,102      3,670,612
       Retained earnings                                                             601,083        591,089
                                                                                 -----------    -----------
                Total Stockholders' Equity                                         4,857,856      4,276,562

                                                                                 -----------    -----------
Total Liabilities & Stockholders' Equity                                         $48,020,037    $42,743,891
                                                                                 ===========    ===========



The accompanying notes are an integral part of the financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
             Consolidated Statements of Income and Retained Earnings
                                    Unaudited


                                              THREE                SIX
                                           MONTHS ENDED        MONTHS ENDED
                                              JUNE 30             JUNE 30
                                               1997                1997
                                           ------------      ------------

Net sales                                  $ 22,968,393      $ 39,609,732
Cost of sales                                17,490,571        31,013,569
                                           ------------      ------------

         Gross profit                         5,477,822         8,596,163

Selling expense                               1,681,836         3,184,004
General and administrative expenses           2,082,803         3,929,335
                                           ------------      ------------

         Income from operations               1,713,183         1,482,824

Interest expense, net                           781,551         1,396,311
Other income                                    (53,407)          (40,820)
                                           ------------      ------------

         Income before taxes                    985,039           127,333

Provision for income taxes                      389,546            46,539
                                           ------------      ------------

         Net income                             595,493            80,794

Retained earnings, beginning                     76,390           591,089
Dividends on preferred stock, Series B          (70,800)          (70,800)
                                           ------------      ------------

Retained earnings, ending                  $    601,083      $    601,083
                                           ============      ============


Net income per share                       $       0.04      $       0.00

Weighted average shares outstanding          12,661,601        12,621,327



The accompanying notes are an integral part of the financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                       Consolidated Statements Cash Flows
                                    Unaudited



                                                                  SIX MONTHS
                                                                     ENDED
                                                                 JUNE 30, 1997
                                                                 -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                 $    80,794
       Adjustment to reconcile net income to cash from
              operating activities-
                   Depreciation                                       994,981
                   Amortization                                       200,288
                   Gain on sale of fixed assets                        (1,817)
       Changes in operating assets and liabilities:
              Accounts receivable, net                             (1,750,163)
              Inventories                                            (499,237)
              Prepaid expenses and other current assets              (435,141)
              Accounts payable                                     (1,640,572)
              Accrued expenses                                       (480,651)
              Other                                                  (149,315)
                                                                  -----------

                           Net cash from operating activities      (3,680,833)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Acquisition of business, net of cash acquired                 (938,964)
       Financing and acquisition costs                               (125,247)
       Purchase of plant and equipment                               (544,617)
                                                                  -----------

                           Net cash from investing activities      (1,608,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of preferred stock, Series B            400,000
       Proceeds from term notes                                     1,100,000
       Repayment of term notes                                       (947,262)
       Capital lease payments                                        (273,530)
       Other debt                                                     250,000
       Net borrowings under lines of credit                         4,183,379
                                                                  -----------

                           Net cash from financing activities       4,712,587

Net Decrease in Cash                                                 (577,074)

Cash, beginning of period                                             964,062
                                                                  -----------

Cash, end of period                                               $   386,988
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

After discussion with the staff of the Securities and Exchange Commission, the accompanying financial statements have been restated to reflect a revision to the valuation of the consideration in the reverse acquisition. The effect of the restatement was to increase assets and stockholders' equity at June 30, 1997 by approximately $2,134,000, and to decrease net income for the three months and six months ended June 30, 1997 by approximately $15,000 and $41,000, respectively.


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


                                                       Six months ended June 30
                                                           1997        1996
                                                           ----        ----
               (In thousands, except per share data)
               Sales                                     $40,632     $33,619
               Net income (loss)                             148      (1,527)
               Net income (loss) per share                   .01        (.12)

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
                                                     -----------
                                                      12,403,569
                                                     ===========

7.    Subsequent Events


In July 1997, the Company acquired all of the stock of Thermetic Glass, Inc. (Thermetic), a Toluca, Illinois manufacturer of residential vinyl windows. The transaction was financed through the issuance of $2,500,000 in convertible secured debentures to the seller, the issuance of 384,000 shares of the Company's common stock and a commitment to issue an aggregate number of additional shares of the Company's common stock eighteen months after closing having a market value of $1,000,000 when issued. The convertible debentures mature in equal annual installments over the next five years, bear annual interest at 7% payable quarterly and allow the holder to convert the debt into common stock of the Company at any time based on the average closing price ten days prior to conversion.

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

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                       Three months ended June 30,
                                                                    1997(1)                 1996 (2)
                                                 -------------------------------------------------------------
                                                              (Dollars in Thousands, Except Footnotes)

Net Sales                                                $22,968           100.00%       $15,902       100.00%
Cost of sales                                             17,490            76.15%        13,235        83.23%
                                                 -------------------------------------------------------------
    Gross profit                                           5,478            23.85%         2,667        16.77%
Selling, general and administrative expenses               3,765            16.39%         2,784        17.51%
                                                 -------------------------------------------------------------
    Operating income (loss)                                1,713             7.46%          (117)       -0.74%
Interest expense                                             782             3.40%           429         2.70%
Other (income) expense                                       (54)           -0.24%           (41)       -0.26%
                                                 -------------------------------------------------------------
    Income (loss) before income taxes                        985             4.29%          (505)       -3.18%
Income tax provision (benefit)                               390             1.70%          (155)       -0.98%
                                                 -------------------------------------------------------------
Net income (loss)                                           $595             2.59%         ($350)       -2.20%
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

Gross Profit

Gross profit increased $2,811,000, or 105%, to $5,478,000 for the quarter ended June 30, 1997 as compared with $2,667,000 for the quarter ended June 30, 1996. The Company's gross margin increased to 24% for the quarter from 17% for the same period of the previous year mainly as a result of the Company's higher sales volume, increased operating efficiencies, and gross profit contributions for the quarter from the Forte and Western operating units. For the quarter ended June 30, 1997, Forte's gross margin was 18% while margins at other operating units averaged 24%. Forte margins were impacted by lower sales volume.

Selling, General and Administrative Costs
Selling, general and administrative costs increased $981,000 to $3,765,000 for the three month period ended June 30, 1997 as compared to $2,784,000 for the three month period ended June 30, 1996. The increase resulted from the increased business activity, the inclusion of the Forte and Western operating units, and additional administrative costs related to the corporate management of the Company for the three month period ended June 30, 1997. Selling, general and administrative expenses as a percent of sales was 16% for the second quarter of 1997 as compared with 17% for the comparable 1996 period.


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

Provision for Income Taxes

Company has recorded a provision for income taxes of $390,000 in the second quarter on income before income taxes of $985,000, resulting in an effective tax rate of 40%. Prior to their acquisitions, Eagle and Taylor were included in the consolidated tax return of their former parent and, accordingly, the provision for income taxes for the three month period ended June 30, 1996 is not indicative of the amounts that would have been recorded on a separate basis and are not comparative.


FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                  Six months ended June 30,
                                                              1997 (1)                    1996 (2)
                                                 -------------------------------------------------------------
                                                              (Dollars in Thousands, Except Footnotes)

Net Sales                                                $39,610           100.00%       $29,047       100.00%
Cost of sales                                             31,014            78.30%        25,227        86.85%
                                                 -------------------------------------------------------------
    Gross profit                                           8,596            21.70%         3,820        13.15%
Selling, general and administrative expenses               7,113            17.96%         5,752        19.80%
                                                 -------------------------------------------------------------
    Operating income (loss)                                1,483             3.74%        (1,932)       -6.65%
Interest expense                                           1,396             3.53%           859         2.96%
Other (income) expense                                       (41)           -0.10%          (248)       -0.86%
                                                 -------------------------------------------------------------
    Income (loss) before income taxes                        128             0.32%        (2,543)       -8.75%
Income tax provision (benefit)                                47             0.12%          (889)       -3.06%
                                                 -------------------------------------------------------------
Net income (loss)                                            $81             0.20%       ($1,654)       -5.69%
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

Gross Profit

Gross profit increased $4,776,000, or 125%, to $8,596,000 for the six months ended June 30, 1997 as compared with $3,820,000 for the six months ended June 30, 1996. The Company's gross margin increased to 22% for the six month period from 13% for the same period of the previous year mainly as a result of the Company's higher sales volume, increased operating efficiencies, and gross profit contributions for the six month period from the Western operating unit. Forte's margin for the six months ended June 30, 1997 was -12% while margins at other operating units averaged 23%. The negative margin at Forte resulted from lower sales volume, primarily in the first quarter.

Selling, General and Administrative Costs
Selling, general and administrative costs increased $1,361,000 to $7,113,000 for the six month period ended June 30, 1997 as compared to $5,752,000 for the six month period ended June 30, 1996. The increase resulted from the increased business activity, the inclusion of the Forte and Western operating units, and additional administrative costs related to the corporate management of the Company for the six month period ended June 30, 1997. Selling, general and administrative expenses as a percent of sales was 18% for the first half of 1997 as compared with 20% for the comparable 1996 period.


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

Provision for Income Taxes

The Company has recorded a provision for income taxes of $47,000 in the first half of 1997 on income before income taxes of $128,000, resulting in an effective tax rate of 37%. Prior to their acquisitions, Eagle and Taylor were included in the consolidated tax return of their former parent and, accordingly, the provision for income taxes for the six month period ended June 30, 1996 is not indicative of the amounts that would have been recorded on a separate basis and are not comparative.



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