Form 10-Q
period 1997-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1997-11-14
CIK 940034

                                    FORM 10-Q

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________________to_____________________.

                         Commission file number: 0-25634,
                                                -----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $.001 par value, 13,073,864 shares outstanding at September 30,
1997

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



                         Part I -- FINANCIAL INFORMATION

Item 1.           Financial Statements
         American Architectural Products Corporation
            - For the three and nine months ended September 30, 1997 and for the three months ended September 30, 1996

         Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company
            - For the two and eight months ended August 29, 1996

         Mallyclad Corp. and Vyn-L Corporation
            - For the seven month period ended June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          Part II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


                                   SIGNATURES

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                                                 Unaudited
                                                               September 30        December 31
                                                                    1997             1996
                                                               --------------    --------------
       ASSETS

CURRENT ASSETS
  Cash                                                         $    1,266,992     $    964,062
  Accounts receivable, net                                         10,389,186        6,302,694
  Inventories                                                      13,525,627       10,971,144
  Prepaid expenses and other current assets                         1,446,196        1,128,151
                                                               --------------     ------------
     Total Current Assets                                          26,626,001       19,633,051

NONCURRENT ASSETS
  Cost in excess of net assets acquired, net                       10,593,510        6,850,059
  Property, plant & equipment, net                                 18,901,673       16,138,844
  Deposits and other assets                                           925,690          388,837
                                                               --------------     ------------
     Total Noncurrent Assets                                       30,420,873       23,377,891
                                                               --------------     ------------
Total Assets                                                   $   57,048,874     $ 42,743,891
                                                               ==============     ============

    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $    7,624,115     $  7,229,303
  Accrued expenses                                                  3,982,829        3,397,618
  Accrued warranty obligations, current portion                     1,500,000        1,100,000
  Current maturities of long-term debt                              2,857,398        1,497,653
  Note payable, bank                                                9,931,452        5,476,759
  Current portion of capital lease obligations                        499,879          488,984
                                                               --------------     ------------
     Total Current Liabilities                                     26,395,673       19,190,317

LONG-TERM LIABILITIES
  Long-term debt, less current maturities                          19,134,260       14,478,317
  Long-term capital lease obligations, less current portion           952,657        1,067,616
  Accrued warrant obligations, less current portion                  2,871,41        3,281,079
  Other liabilities                                                 1,481,180          450,000
                                                               --------------     ------------
     Total Long-Term Liabilities                                   24,439,508       19,277,012
                                                               --------------     ------------
Total Liabilities                                                  50,835,181       38,467,329

STOCKHOLDERS' EQUITY
  Preferred stock, Series A convertible, $.01 par, 20,000,000 shares authorized; 1,000,000 shares outstanding at
    December 31, 1996                                                    --             10,000
  Preferred stock, Series B convertible, $.01 par, 30,000 shares
    authorized; no shares outstanding at September 30, 1997              --               --
  Common stock, $.001 par, 100,000,000 shares authorized:
    13,073,864 AND 4,860,579 shares outstanding at
    September 30, 1997 and December 31, 1996, respectively             13,074            4,861
  Additional paid-in capital                                        5,301,413        3,670,612
  Retained earnings                                                   899,206          591,089
                                                               --------------     ------------
     Total Stockholders' Equity                                     6,213,693        4,276,562
                                                               --------------     ------------
Total Liabilities & Stockholders' Equity                       $   57,048,874     $ 42,743,891
                                                               ==============     ============



The accompanying notes are an integral part of the financial statements.

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   UNAUDITED


                                                        Three                   Nine
                                                     Months Ended           Months Ended
                                                     September 30           September 30
                                                1997             1996           1997
                                             ---------------------------------------------

Net sales                                     $ 25,410,114     $  6,883,399     $ 65,109,846
Cost of sales                                   19,964,345        5,229,435       50,977,914
                                              -----------------------------     ------------

   Gross profit                                  5,445,769        1,653,964       14,041,932

Selling expense                                  1,744,523          464,700        4,928,532
General and administrative expenses              2,326,425          668,558        6,255,760
                                              -----------------------------     ------------

   Income from operations                        1,374,816          520,706        2,857,640

Interest expense, net                              916,746          181,307        2,313,057
Other Income                                       (54,854)          (3,100)         (95,674)
                                              -----------------------------     ------------

   Income before taxes                             512,924          342,499          640,257

Provision for Income taxes                         210,389          186,400          256,928
                                              -----------------------------     ------------

   Net income                                      302,535          156,099          383,329

Retained earnings, beginning                       601,973              -            591,089
Dividends on preferred stock, Series B              (4,412)             -            (75,212)
                                              -----------------------------     ------------

Retained earnings, ending                     $    899,206    $     156,099     $    899,206
                                              =============================     ============

Net income per share                          $       0.02    $        0.06     $       0.02

Weighted average shares outstanding             12,990,585        2,731,497       12,742,665




The accompanying notes are an integral part of the financial statements.

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   UNAUDITED



                                                                Nine           Three
                                                           Months Ended    Months Ended
                                                           September 30    September 30
                                                                1997            1996
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $   383,329     $   156,099
  Adjustment to reconcile net income to cash from
    operating activities-
      Depreciation                                           1,512,557          28,255
      Amortization                                             453,422          44,122
      Deferred income taxes                                         -          186,400
      Gain on sale of fixed assets                             (67,616)             -
  Changes in operating assets and liabilities:
    Accounts receivable, net                                (2,824,970)        896,264
    Inventories                                               (492,620)        167,004
    Prepaid expenses and other curent assets                  (224,288)       (290,526)
    Accounts payable                                         1,211,487       1,497,612
    Accrued expenses                                           693,000         579,823
    Other                                                     (417,590)        175,571
                                                           ---------------------------
              Net cash from operating activities               226,711       3,440,624

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Acquisition of business, net of cash acquired             (3,167,687)    (12,768,956)
  Purchase of plan and equipment                              (918,708)       (141,274)
  Proceeds from the sale of equipment                          127,350              -
  Payments for acquisition costs                              (203,193)             -
                                                           ---------------------------

              Net cash used in investing activities         (4,162,238)    (12,910,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, Series B          495,800              -
  Proceeds from issuance of common stock                            -          605,000
  Proceeds from issuance of long-term debt                   1,844,806       3,003,000
  Payments on long-term debt and capital lease obligations  (1,930,952)        (34,082)
  Payments for debt issue costs                              (165,890)             -
  Net borrowings under lines of credit                       3,994,693       5,916,369
                                                           ---------------------------
              Net cash from financing activities             4,238,457       9,490,287

Net increase in cash                                           320,930          20,672

Cash, beginning of period                                      964,062              -
                                                           ---------------------------


Cash, end of period                                        $ 1,266,992      $   20,672
                                                           ============================

The accompanying notes are an integral part of the financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

American Architectural Products Corporation (AAPC or the Company - formerly known as Forte Computer Easy, Inc.) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly owned subsidiaries, Eagle & Taylor Company (formerly known as American Architectural Products, Inc. - AAP), Forte, Inc. (Forte), Western Insulated Glass, Co. (Western) and Thermetic Glass, Inc. (Thermetic).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of Forte Computer Easy, Inc. and Subsidiaries from the date of inception (June 19, 1996) to December 31, 1996 included in the Company's annual report on Form 10-K.

2.    Recapitalization and Acquisitions

Prior to December 18, 1996, Forte Computer Easy, Inc. (FCEI) had a single wholly-owned operating subsidiary, Forte, based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (the Agreement) , FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI. Although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. The consideration exchanged in this transaction was recorded at estimated fair value which was determined based on the estimated fair value of the securities of AAP which were obtained by the FCEI stockholders in the reverse acquisition, an assessment to the trading prices of FCEI stock preceding the reverse acquisition and the appraised value of the FCEI assets acquired.

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

On March 14, 1997, the Company acquired all of the stock of Western. Western is based in Phoenix, Arizona and manufactures custom residential aluminum windows and doors. The acquisition was accounted for as a purchase. The purchase price approximated $2,400,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $1,976,000, property and equipment and other noncurrent assets of $961,000, and current liabilities of $537,000. Notes to sellers approximating $779,000 and term notes to banks in the amounts of $200,000 and $900,000 were used to finance this acquisition. The accounts of Western are included in the accompanying financial statements from the March 14, 1997 acquisition date.

On July 18, 1997, the Company acquired all of the stock of Thermetic Glass, Inc., a Toluca, Illinois manufacturer of residential vinyl windows. The acquisition was accounted for as a purchase. The purchase price approximated $4,500,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $1,700,000, net property and equipment of $2,300,000, current liabilities of $1,400,000 and long-term liabilities of $2,100,000. The Company recorded costs in excess of net assets acquired in the amount of $4,000,000. The Thermetic acquisition was financed through the issuance of $2,500,000 in convertible secured debentures to the seller, the issuance of 384,000 shares of the Company's common stock and a commitment to issue an aggregate number of additional shares of the Company's common stock eighteen months after closing having a market price of $1,000,000 when issued. The convertible debentures are secured by substantially all of the assets of Thermetic, mature in equal installments over the next five years, bear annual interest at 7% payable quarterly and allow the holder to convert the debt into common stock of the Company based on the average closing price ten days prior to conversion.

The following pro forma information for the nine months ended September 30, 1996 has been prepared assuming that the acquisitions of FCEI, Eagle and Taylor, Mallyclad and Vyn-L, Western and Thermetic had occurred at the beginning of that period. The following pro forma information for the nine months ended September 30, 1997 has been prepared assuming that the acquisitions of Western and Thermetic had occurred at the beginning of that period. The pro forma information includes adjustments to interest expense for acquisition funding, depreciation expense based on the fair market value of the property and equipment acquired and amortization of cost in excess of net assets acquired arising from the acquisition. The pro forma earnings per share information reflects the effects of the recapitalization described above as well as the reverse stock split described above.

                                                                       Nine months ended September 30
                                                                       ------------------------------
                                                                            1997             1996
                                                                            ----             ----
                  (In thousands, except per share data)
                  Sales                                                  $ 68,989          $ 58,439
                  Net income (loss)                                           211            (1,751)
                  Net income (loss) per share                                 .01              (.36)


3.  Redeemable Preferred Stock

In the third quarter of 1997, the Company received proceeds of $25,000 from the private placement of 250 shares of Series B Cumulative Redeemable Convertible Preferred Stock (the Series B Preferred). Through September 30, 1997, all shares of the Series B Preferred have been converted to common stock and no shares remain outstanding.

4.    Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding, adjusted to reflect the number of shares issued upon the conversion of all Series A Preferred, the number of shares that the Company issued to an officer to satisfy a commitment and, where dilutive, common stock equivalents outstanding during each period. The computations of net income per share give retroactive recognition to the change in capital structure for all periods presented.

5.    Inventories

Inventories at September 30, 1997 consisted of the following:

      Raw materials                                            $10,565,055
      Work-in-process                                            1,318,522
      Finished goods                                             1,642,050
                                                               -----------
                                                               $13,525,627
                                                               ===========

6.    Subsequent Event

The Company has entered into a definitive agreement to purchase all of the assets of an aluminum window manufacturer and an agreement in principle to merge with a vinyl window and aluminum storm door manufacturer. The total purchase price of these two acquisitions will approximate $49,100,000. These agreements are subject to customary closing conditions, including completion of the Company's due diligence and financing.

                   EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
                      AND TAYLOR BUILDING PRODUCTS COMPANY
                             Combined Balance Sheet
                                 August 29, 1996





        ASSETS

CURRENT ASSETS
      Cash                                                         $    395,859
      Accounts receivable, net                                        7,736,517
      Inventories                                                     8,483,224
      Prepaid expenses and other current assets                         314,240
                                                                   ------------
             Total Current Assets                                    16,929,840

NONCURRENT ASSETS
      Property, plant & equipment, net                                6,966,340
      Deposits and other assets                                          93,376
                                                                   ------------
                                                                      7,059,716

                                                                   ------------
Total Assets                                                       $ 23,989,556
                                                                   ============


             LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                             $  2,429,053
      Accrued expenses                                                  453,459
      Payable to affiliates                                          19,441,656
      Accrued warranty obligations, current portion                   1,479,000
      Other                                                           2,346,756
                                                                   ------------
             Total Current Liabilities                               26,149,924

LONG-TERM LIABILITIES
      Accrued warranty obligations, less current portion              3,148,400

                                                                   ------------
Total Liabilities                                                    29,298,324

STOCKHOLDERS' DEFICIT
      Capital stock                                                     211,851
      Additional paid-in capital                                     27,224,456
      Accumulated deficit                                           (32,745,087)
                                                                   ------------
             Total Stockholders' Deficit                             (5,308,780)

                                                                   ------------
Total Liabilities & Stockholders' Deficit                          $ 23,989,544
                                                                   ============


The accompanying notes are an integral part of the financial statements.

                   EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
                      AND TAYLOR BUILDING PRODUCTS COMPANY
            Combined Statements of Operations and Accumulated Deficit



                                        UNAUDITED
                                        TWO MONTHS             EIGHT MONTHS
                                          ENDED                   ENDED
                                       AUGUST 29, 1996         AUGUST 29, 1996
                                       ---------------         ---------------
Net sales                              $ 12,699,366            $ 39,971,058
Cost of sales                             9,844,883              33,832,799
                                       ------------            ------------

       Gross profit                       2,854,483               6,138,259

Selling expense                           1,045,466               3,948,778
General and administrative expenses         831,595               3,141,852
                                       ------------            ------------

       Income (loss) from operations        977,422                (952,371)

Interest expense                            285,629               1,142,519
Loss on sale of assets                      773,866                 773,866
Other income                                (26,765)               (274,661)
                                       ------------            ------------

       Income (loss) before taxes           (55,308)             (2,594,095)

Benefit for income taxes                    (19,270)               (907,933)
                                       ------------            ------------

       Net loss                             (36,038)             (1,686,162)

Accumulated deficit, beginning          (32,709,049)            (31,058,925)
                                       ------------            ------------

Accumulated deficit, ending            $(32,745,087)           $(32,745,087)
                                       ============            ============






The accompanying notes are an integral part of the financial statements.

                   EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
                      AND TAYLOR BUILDING PRODUCTS COMPANY
                        Combined Statement of Cash Flows
                       Eight months ended August 29, 1996




CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                      $(1,686,162)
      Adjustment to reconcile net income to cash from
           operating activities-
                Depreciation                                          2,661,961
                Loss on sale of fixed assets                            773,866
                Interest expense contributed to capital
                  by Parent Company                                   1,142,519
      Changes in operating assets and liabilities:
           Accounts receivable                                         (781,687)
           Inventories                                                 (152,631)
           Prepaids and other                                           134,186
           Deposits and other                                           (38,005)
           Accounts payable                                            (430,203)
           Accrued expenses                                              72,539
           Other                                                        828,870
           Payables to affiliates                                    (1,040,998)
           Accrued warranty reserve                                    (197,388)
                                                                    -----------

                    Net cash from operating activities                1,286,867

CASH FLOWS USED IN INVESTING ACTIVITIES:

      Proceeds from the sale of assets                                   37,289
      Purchase of plant and equipment                                (1,678,658)
                                                                    -----------

                    Net cash used in investing activities            (1,641,369)


Net Decrease in Cash                                                   (354,502)

Cash, beginning of period                                               750,361
                                                                    -----------

Cash, end of period                                                 $   395,859
                                                                    ===========


The accompanying notes are an integral part of the financial statements.

EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
TAYLOR BUILDING PRODUCTS COMPANY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company, wholly owned subsidiaries of MascoTech, Inc. (the Companies). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for the periods ended August 29, 1996 are not necessarily indicative of the results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto of the Companies for the year ended December 31, 1995 and for the eight month period ended August 29, 1996.

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

2.    Inventories

Inventories at August 29, 1996 consisted of the following:

      Raw materials                                             $5,643,511
      Work-in-process                                            1,366,212
      Finished goods                                             1,473,501
                                                                ----------
                                                                $8,483,224
                                                                ==========

                      MALLYCLAD CORP. AND VYN-L CORPORATION
                             Combined Balance Sheet
                                June 30, 1996
                                  Unaudited




             ASSETS

CURRENT ASSETS
      Cash                                                            $  229,615
      Accounts receivable, net                                           358,731
      Inventories                                                        285,635
      Prepaid expenses and other current assets                           44,896
                                                                      ----------
             Total Current Assets                                        918,877

NONCURRENT ASSETS
      Property, plant & equipment, net                                   117,237
      Deposits and other assets                                           32,896
                                                                      ----------
             Total Noncurrent Assets                                     150,133

                                                                      ----------
Total Assets                                                          $1,069,010
                                                                      ==========


             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                $  158,039
      Accrued expenses                                                   127,001
                                                                      ----------
             Total Liabilities                                           285,040

STOCKHOLDERS' EQUITY
      Capital stock                                                       88,000
      Retained earnings                                                  695,970
                                                                      ----------
             Total Stockholders' Equity                                  783,970

                                                                      ----------
Total Liabilities & Stockholders' Equity                              $1,069,010
                                                                      ==========


The accompanying notes are an integral part of the financial statements.

                      MALLYCLAD CORP. AND VYN-L CORPORATION
             Combined Statement of Operations and Retained Earnings
                                    Unaudited



                                                                    SEVEN MONTHS
                                                                        ENDED
                                                                    JUNE 30, 1996
                                                                    -------------
Net sales                                                           $ 1,915,620
Cost of sales                                                         1,596,753
                                                                    -----------

       Gross profit                                                     318,867

Selling, general and administrative expenses                            349,671
                                                                    -----------

       Loss from operations                                             (30,804)
Other, net                                                               19,133
                                                                    -----------

       Net loss                                                         (11,671)

Retained earnings, beginning                                            707,641
                                                                    -----------

Retained earnings, ending                                           $   695,670
                                                                    ===========






The accompanying notes are an integral part of the financial statements.

                    MALLYCLAD CORP. AND VYN-L CORPORATION
                       Combined Statement of Cash Flows
                       Seven months ended June 30, 1996
                                  Unaudited



CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                        $ (11,671)
      Adjustment to reconcile net income to cash from
           operating activities-
                Depreciation                                             35,800
      Changes in operating assets and liabilities:
           Accounts receivable                                          171,679
           Inventories                                                  145,267
           Prepaids and other                                            30,702
           Accounts payable                                            (122,698)
           Accrued expenses                                             (26,091)
                                                                      ---------

                    Net cash from operating activities                  222,988

CASH FLOWS USED IN INVESTING ACTIVITIES:

      Purchase of plant and equipment                                    (3,972)


CASH FLOWS USED IN INVESTING ACTIVITIES:

      Repayment of revolving line of credit                            (100,000)
                                                                      ---------

Net Decrease in Cash                                                    119,016

Cash, beginning of period                                               110,599
                                                                      ---------

Cash, end of period                                                   $ 229,615
                                                                      =========


The accompanying notes are an integral part of the financial statements.

MALLYCLAD CORP. AND VYN-L CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited combined financial statements include the accounts of Mallyclad Corp. and Vyn-L Corporation, entities under common ownership (the Companies). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for the periods ended June 30, 1996 are not necessarily indicative of the results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto of the Companies for the year ended November 30, 1995.

On June 25, 1996, all of the issued and outstanding stock of the Companies was purchased by an individual. On December 18, 1996 the Companies were merged into American Architectural Products, Inc. (AAP), a company controlled by this same individual. Also on December 18, 1996, American Architectural Holdings, Inc. (AAPH, parent of AAP) consummated transactions contemplated under an Agreement and Plan of Reorganization dated October 25, 1996. Under the terms of this Agreement, all of the capital stock of AAP was exchanged by AAPH for a 60 percent interest in Forte Computer Easy, Inc. The financial statements do not give effect to these transactions.

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



2.    Inventories

Inventories at June 30, 1996 consisted of the following:

      Raw materials                                    $198,605
      Finished goods                                     87,030
                                                       --------
                                                        285,635
                                                       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

BACKGROUND

American Architectural Products Corporation (AAPC or the Company), formerly known as Forte Computer Easy, Inc., (FCEI) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company, Forte, Inc. (Forte), Western Insulated Glass, Co. (Western) and Thermetic Glass, Inc. (Thermetic).

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

Immediately prior to December 18, 1996, FCEI had a single wholly-owned operating subsidiary, Forte, Inc. based in Youngstown, Ohio. On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 between FCEI and AAP Holdings, Inc. (AAP Holdings), FCEI acquired all of the issued and outstanding shares of capital stock of AAP Holdings wholly-owned subsidiary, American Architectural Products, Inc. (AAP) in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Under the terms of the Agreement and the Series A Preferred, AAP Holdings obtained 60 percent of the voting control of FCEI. Accordingly, although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI (a reverse acquisition in which AAP is considered the acquiror for accounting purposes), because the shareholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to December 18, 1996 are those of AAP, the assets and liabilities of FCEI are recorded at their estimated fair values and the accounts of FCEI are included in the consolidated financial statements from the date of acquisition (December 18, 1996). Therefore, the 1996 quarterly and nine month results include the results of AAP but exclude the results of FCEI.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     Three months ended September 30
                                                      1997(1)                1996(2)
                                               --------------------------------------------
                                                (Dollars in Thousands, Except Footnotes)

Net Sales                                      $ 25,410      100.0%    $ 19,583      100.0%
Cost of sales                                    19,964       78.6%      15,087       77.0%
                                               --------------------------------------------
    Gross profit                                  5,446       21.4%       4,496       23.0%
Selling, general and administrative expenses      4,071       16.0%       2,999       15.3%
                                               --------------------------------------------
    Operating income                              1,375        5.4%       1,497        7.7%
Interest expense                                    917        3.6%         485        2.5%
Other (income) expense                              (55)      -0.2%         744        3.8%
                                               --------------------------------------------
    Income before income taxes                      513        2.0%         268        1.4%
Income tax provision (benefit)                      210         .8%        (167)       -.9%
                                               --------------------------------------------
Net income                                     $    303        1.2%    $    101         .5%
                                               ============================================


----------------------

(1) Financial data for the three months months ended September 30, 1997 were derived from the consolidated financial statements of American Architectural Products Corporation for that period.

(2) Financial data for the three months months ended September 30, 1996 are that of the predecessors for the two months ended August 29, 1996 (derived from the combined financial statements of Eagle and Taylor for that period) and the Company for the three month period ended September 30, 1996. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the September 30, 1996 financial data are not comparable to the 1997 financial data.

Revenues
Revenues increased 29.8% to $25,410,000 for the three months ended September 30, 1997 as compared to $19,583,000 for the same period of the previous year. The $5,827,000 increase was attributable to higher volume levels at the Company's wood and aluminum clad window and door manufacturer and the Company's steel entry and garage door manufacturer. Additionally, the increase reflects $3,555,000 of sales of acquired subsidiaries including Forte, a manufacturer of aluminum commercial windows and aluminum screen and storm doors; Western, a custom manufacturer of aluminum residential windows; and Thermetic, a manufacturer of vinyl residential windows. None of these companies were included in the three month period ended September 30, 1996.

Gross Profit
Gross profit increased $950,000, or 21.1%, to $5,446,000 for the quarter ended September 30, 1997 as compared with $4,496,000 for the quarter ended September 30, 1996 mainly as a result of higher sales volumes. The Company's gross margin as a percent of sales decreased to 21.4% for the quarter from 23.0% for the same period of the previous year mainly as a result of the contributions from the Company's acquired subsidiaries. The negative margin of Forte, the Company's commercial aluminum window manufacturer, was offset by higher margins at the Company's other acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1,072,000 to $4,071,000 for the three month period ended September 30, 1997 as compared to $2,999,000 for the three month period ended September 30, 1996. The increase resulted from the increased business activity, the inclusion of the Forte, Western and Thermetic operating units, and administrative costs related to the addition of corporate management for the three month period ended September 30, 1997. Selling, general and administrative expenses as a percent of sales was 16.0% for the third quarter of 1997 as compared with 15.3% for the comparable 1996 period.

Interest Expense
Interest expense for the three month periods ended September 30, 1997 and 1996 was $917,000 and $485,000, respectively. The $432,000 increase is attributable to interest expense on the debt associated with the acquisition of the Eagle and Taylor operating units and the interest expense of Forte, Western and Thermetic, which was $247,000 for the third quarter of 1997. The previous parent of Eagle and Taylor allocated interest expense to the entities during the two month period ended August 29, 1996 (predecessor period), and accordingly, interest for the third quarter of 1997 is not comparable with the same period in 1996.

Provision for Income Taxes
The Company has recorded a provision for income taxes of $210,000 in the second quarter on income before income taxes of $513,000, resulting in an effective tax rate of 40.9%. Prior to their acquisitions, Eagle and Taylor were included in the consolidated tax return of their former parent and, accordingly, the provision for income taxes for the three month period ended September 30, 1996 is not indicative of the amounts that would have been recorded on a separate basis and are not comparative.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       Nine months ended September 30,
                                                      1997 (1)                  1996(2)
                                               --------------------------------------------
                                                 (Dollars in Thousands, Except Footnotes)

Net Sales                                      $ 65,020      100.0%    $ 48,497      100.0%
Cost of sales                                    50,978       78.4%      40,444       83.4%
                                               --------------------------------------------
    Gross profit                                 14,042       21.6%       8,053       16.6%
Selling, general and administrative expenses     11,184       17.2%       8,513       17.5%
                                               --------------------------------------------
    Operating income (loss)                       2,858        4.4%        (460)      -0.9%
Interest expense                                  2,313        3.6%       1,342        2.8%
Other (income) expense                              (95)      -0.2%         512        1.1%
                                               --------------------------------------------
    Income (loss) before income taxes               640        1.0%      (2,314)      -4.8%
Income tax provision (benefit)                      257        0.4%        (722)      -1.5%
                                               --------------------------------------------
Net income (loss)                              $    383        0.6%    ($ 1,592)      -3.3%
                                               ============================================

(1) Financial data for the nine months ended September 30, 1997 were derived from the consolidated financial statements of American Architectural Products Corporation for that period.

(2) Financial data for the nine months months ended September 30, 1996 are that of the predecessors for the eight months ended August 29, 1996 (derived from the combined financial statements of Eagle and Taylor for that period), the six months ended June 30, 1996 (derived from the combined financial statements of Mallyclad and Vyn-L for that period) and the Company for the three month period ended September 30, 1996. Because the financial data of the predecessors are presented on cost bases different from that of the Company after the acquisitions, the September 30, 1996 financial data are not comparable to the 1997 financial data.

Revenues
Revenues increased 34.1% to $65,020,000 for the nine months ended September 30, 1997 as compared to $48,497,000 for the same period of the previous year. The $16,523,000 increase was attributable to higher volume levels at Eagle, a wood and aluminum clad window and door manufacturer, and Taylor, a steel entry and garage door manufacturer. Additionally, the increase reflects $6,991,000 of sales contribution from acquired subsidiaries including Forte, a manufacturer of aluminum commercial windows and aluminum screen and storm doors; Western, a custom manufacturer of aluminum residential windows; and Thermetic, a manufacturer of vinyl residential windows. None of these companies were included in the nine month period ended September 30, 1996.

Gross Profit
Gross profit increased $5,989,000, or 74.4%, to $14,042,000 for the nine months ended September 30, 1997 as compared with $8,053,000 for the nine months ended September 30, 1996 mainly as a result of higher sales volumes. The Company's gross margin as a percent of sales increased to 21.6% for the period from 16.6% for the same period of the previous year mainly as a result of a sales volume increases in relation to fixed costs. The negative margin of Forte, the Company's commercial aluminum window manufacturer, was offset by higher margins at the Company's other acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2,671,000 to $11,184,000 for the nine month period ended September 30, 1997 as compared to $8,513,000 for the nine month period ended September 30, 1996. The increase resulted from the increased business activity, the inclusion of the Forte, Western and Thermetic operating units, and additional administrative costs related to the addition of corporate management for the three month period ended September 30, 1997. Selling, general and administrative expenses as a percent of sales were 17.2% for the nine months ended September 30, 1997 as compared with 17.5% for the comparable 1996 period.

Interest Expense
Interest expense for the nine month periods ended September 30, 1997 and 1996 was $2,313,000 and $1,342,000, respectively. The $971,000 increase is attributable to interest expense on the debt associated with the acquisition of the Eagle and Taylor operating units and the interest expense of Forte, Western and Thermetic, which was $542,000 for the nine months ended September 30, 1997. The previous parent of Eagle and Taylor allocated interest expense to the entities during the eight month period ended August 29, 1996 (predecessor period), and accordingly, interest for the nine months ended September 30, 1997 is not comparable with the same period in 1996.

Provision for Income Taxes
The Company has recorded a provision for income taxes of $257,000 in the nine months ended September 30, 1997 on income before income taxes of $640,000, resulting in an effective tax rate of 40.2%. Prior to their acquisitions, Eagle and Taylor were included in the consolidated tax return of their former parent and, accordingly, the provision for income taxes for the nine month period ended September 30, 1996 is not indicative of the amounts that would have been recorded on a separate basis and are not comparative.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased $303,000 for the first nine months of the year to $1,267,000 at September 30, 1997 from $964,000 at December 31, 1996. Cash generated in operating activities was approximately $227,000 and reflects increases in working capital which are directly related to sales volume increases throughout 1997 as compared to 1996. Accounts receivable and inventories were up $2,825,000 and $492,000, respectively, for the nine month period ended September 30, 1997, exclusive of acquired businesses.

Cash used in investing activities amounted to $4,162,000 for the nine months period ended September 30, 1997 and resulted primarily from the acquisitions of Western and Thermetic. Additionally, the Company purchased approximately $919,000 in property and equipment during the period.

Cash from financing activities in the nine month period ended September 30, 1997 amounted to $4,238,000. This resulted primarily from the issuance of 4,250 shares of the Series B Preferred Stock of the Company, the issuance of $1,100,000 in term notes associated with the Western acquisition and net activity under the Company's line of credit facilities.

The Company will continue to pursue a combination of debt and equity to improve its liquidity and position the Company for future growth. There can be no assurance that additional financing will be available or that, such financing will be on terms favorable to the Company.


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

                          PART II -- OTHER INFORMATION
                    Item 6. Exhibits and Reports on Form 8-K

(b) The Company filed the following reports on Form 8-K during the period from January 1, 1997 to September 30, 1997.

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

- July 18, 1997 Form 8-K was filed reporting the acquisition of Thermetic Glass, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: November 14, 1997                          /s/ Frank J. Amedia
                                        -----------------------------------
                                                    Frank J. Amedia
                                        President & Chief Executive Officer

                                               /s/ Richard L. Kovach
                                        -----------------------------------
                                                  Richard L. Kovach
                                               Chief Financial Officer