Form 10-Q/A
period 1997-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1997-12-30
CIK 940034

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

                         Commission file number: 0-25634
                                                ----------

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

         Mallyclad Corp. and Vyn-L Corporation
            - For the seven month period ended June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          Part II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


                                   SIGNATURES

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                                                 Unaudited
                                                               September 30        December 31
                                                                    1997             1996
                                                               --------------    --------------
       ASSETS

CURRENT ASSETS
  Cash                                                         $    1,266,992     $    964,062
  Accounts receivable, net                                         10,389,186        6,302,694
  Inventories                                                      13,525,627       10,971,144
  Prepaid expenses and other current assets                         1,446,196        1,128,151
                                                               --------------     ------------
     Total Current Assets                                          26,628,001       19,366,051

NONCURRENT ASSETS
  Cost in excess of net assets acquired, net                       10,593,510        6,850,059
  Property, plant & equipment, net                                 18,901,673       16,138,844
  Deposits and other assets                                           925,690          388,937
                                                               --------------     ------------
     Total Noncurrent Assets                                       30,420,873       23,377,840
                                                               --------------     ------------
Total Assets                                                   $   57,048,874     $ 42,743,891
                                                               ==============     ============

    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $    7,624,115     $  7,229,303
  Accrued expenses                                                  3,982,829        3,397,618
  Accrued warranty obligations, current portion                     1,500,000        1,100,000
  Current maturities of long-term debt                              2,857,398        1,497,653
  Note payable, bank                                                9,931,452        5,476,759
  Current portion of capital lease obligations                        499,879          488,984
                                                               --------------     ------------
     Total Current Liabilities                                     26,395,673       19,190,317

LONG-TERM LIABILITIES
  Long-term debt, less current maturities                          19,134,260       14,478,317
  Long-term capital lease obligations, less current portion           952,657        1,067,616
  Accrued warrant obligations, less current portion                 2,871,411        3,281,079
  Other liabilities                                                 1,481,180          450,000
                                                               --------------     ------------
     Total Long-Term Liabilities                                   24,439,508       19,277,012
                                                               --------------     ------------
Total Liabilities                                                  50,835,181       38,467,329

STOCKHOLDERS' EQUITY
  Preferred stock, Series A convertible, $.01 par, 20,000,000 shares authorized; 1,000,000 shares outstanding at
    December 31, 1996                                                    --             10,000
  Preferred stock, Series B convertible, $.01 par, 30,000 shares
    authorized; no shares outstanding at September 30, 1997              --               --
  Common stock, $.001 par, 100,000,000 shares authorized:
    13,073,864 AND 4,860,579 shares outstanding at
    September 30, 1997 and December 31, 1996, respectively             13,074            4,861
  Additional paid-in-capital                                        5,301,413        3,670,612
  Retained earnings                                                   899,206          591,089
                                                               --------------     ------------
     Total Stockholders' Equity                                     6,213,693        4,276,562
                                                               --------------     ------------
Total Liabilities & Stockholders' Equity                       $   57,048,874     $ 42,743,891
                                                               ==============     ============



The accompanying notes are an integral part of the financial statements.

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   UNAUDITED


                                                        Three                   Nine
                                                     Months Ended           Months Ended
                                                     September 30           September 30
                                                1997             1996           1997
                                             ---------------------------------------------

Net sales                                     $ 25,410,114     $  6,883,399     $ 65,019,846
Cost of sales                                   19,964,345        5,229,435       50,977,914
                                              -----------------------------     ------------

   Gross profit                                  5,445,769        1,653,964       14,041,932

Selling expense                                  1,744,528          464,700        4,928,532
General and administrative expenses              2,326,425          668,558        6,255,760
                                              -----------------------------     ------------

   Income from operations                        1,374,816          520,706        2,857,640

Interest expense, net                              916,746          181,307        2,313,057
Other Income                                       (54,854)          (3,100)         (95,674)
                                              -----------------------------     ------------

   Income before taxes                             512,924          342,499          640,257

Provision for Income taxes                         210,389          186,400          256,928
                                              -----------------------------     ------------

   Net income                                      302,535          156,099          383,329

Retained earnings, beginning                       601,083              -            591,089
Dividends on preferred stock, Series B              (4,412)             -            (75,212)
                                              -----------------------------     ------------

Retained earnings, ending                     $    899,206    $     156,099     $    899,206
                                              =============================     ============

Net income per share                          $       0.02    $        0.06     $       0.02

Weighted average shares outstanding             12,990,585        2,731,497       12,742,665




The accompanying notes are an integral part of the financial statements.

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   UNAUDITED



                                                                Nine           Three
                                                           Months Ended    Months Ended
                                                           September 30    September 30
                                                                1997            1996
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $   383,329     $   156,099
  Adjustment to reconcile net income to cash from
    operating activities-
      Depreciation                                           1,512,557          28,255
      Amortization                                             453,422          44,122
      Deferred income taxes                                         -          186,400
      Gain on sale of fixed assets                             (67,616)             -
  Changes in operating assets and liabilities:
    Accounts receivable, net                                (2,824,970)        896,264
    Inventories                                               (492,620)        167,004
    Prepaid expenses and other curent assets                  (224,288)       (290,526)
    Accounts payable                                         1,211,487       1,497,612
    Accrued expenses                                           693,000         579,823
    Other                                                     (417,590)        175,571
                                                           ---------------------------
              Net cash from operating activities               226,711       3,440,624

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Acquisition of business, net of cash acquired             (3,167,687)    (12,768,965)
  Purchase of plan and equipment                              (918,708)       (141,274)
  Proceeds from the sale of equipment                          127,350              -
  Payments for acquisition costs                              (203,193)             -
                                                           ---------------------------

              Net cash used in investing activities         (4,162,238)    (12,910,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, Series B          495,800              -
  Proceeds from issuance of common stock                            -          605,000
  Proceeds from issuance of long-term debt                   1,844,806       3,003,000
  Payments on long-term debt and capital lease obligations  (1,930,952)        (34,082)
  Payments for debt issue costs                               (165,890)             -
  Net borrowings under lines of credit                       3,994,693       5,916,369
                                                           ---------------------------
              Net cash from financing activities             4,238,457       9,490,287

Net increase in cash                                           302,930          20,672

Cash, beginning of period                                      964,062              -
                                                           ---------------------------


Cash, end of period                                        $ 1,266,992      $   20,672
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

                      MALLYCLAD CORP. AND VYN-L CORPORATION
             Combined Statement of Operations and Retained Earnings
                                    Unaudited



                                                                    SEVEN MONTHS
                                                                        ENDED
                                                                    JUNE 30, 1996
                                                                    -------------
Net sales                                                           $ 1,915,620
Cost of sales                                                         1,596,753
                                                                    -----------

       Gross profit                                                     318,867

Selling, general and administrative expenses                            349,671
                                                                    -----------

       Loss from operations                                             (30,804)
Other, net                                                               19,133
                                                                    -----------

       Net loss                                                         (11,671)

Retained earnings, beginning                                            707,641
                                                                    -----------

Retained earnings, ending                                           $   695,970
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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     Three months ended September 30
                                                      1997(1)                1996(2)
                                               --------------------------------------------
                                                (Dollars in Thousands, Except Footnotes)

Net Sales                                      $ 25,410      100.0%    $ 19,583      100.0%
Cost of sales                                    19,964       78.6%      15,087       77.0%
                                               --------------------------------------------
    Gross profit                                  5,446       21.4%       4,496       23.0%
Selling, general and administrative expenses      4,071       16.0%       2,999       15.3%
                                               --------------------------------------------
    Operating income                              1,375        5.4%       1,497        7.7%
Interest expense                                    917        3.6%         485        2.5%
Other (income) expense                              (55)      -0.2%         744        3.8%
                                               --------------------------------------------
    Income before income taxes                      513        2.0%         268        1.4%
Income tax provision (benefit)                      210         .8%         167         .9%
                                               --------------------------------------------
Net income                                     $    303        1.2%    $    101         .5%
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

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: November 19, 1997                          /s/ Frank J. Amedia
                                        -----------------------------------
                                                    Frank J. Amedia
                                        President & Chief Executive Officer

                                               /s/ Richard L. Kovach
                                        -----------------------------------
                                                  Richard L. Kovach
                                               Chief Financial Officer