Form 10-K
period 1997-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1998-04-01
CIK 940034

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file Number: 0-25634

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                                 87-0365268
---------------------------------------------------       ---------------------------------------------------
 (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                   organization)

            755 Boardman-Canfield Road
           South Bridge Executive Center
                  Building G-West
                  Boardman, Ohio                                                 44512
---------------------------------------------------       ---------------------------------------------------
     (Address of principal executive offices)                                  Zip Code)

Registrant's telephone number, including area code:               (330) 965-9910

Securities registered pursuant to Section 12(b) of the Act:                 None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                        $7,078,708 as of March 25, 1998

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE (5) YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

13,458,479 shares of Common Stock, $.001 par value, as of March 28, 1998. There are no other classes of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933: Refer to Annual Report sections for Part II Items 6, 7 and 8.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Item 1.   Business..........................................    3
Item 2.   Properties........................................    5
Item 3.   Legal Proceedings.................................    6
Item 4.   Submission of Matters to a Vote of Security
          Holders...........................................    6
Item 5.   Market for Registrant's Common Equity and Related
          Stockholders' Matters.............................    7
Item 6.   Selected Financial Data...........................    7
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    7
Item 8.   Financial Statements and Supplementary Data.......    7
Item 9.   Changes In and Disagreements on Accounting and
          Financial Disclosure..............................    7
Item 10.  Directors and Executive Officers of the
          Registrant........................................    8
Item 11.  Executive Compensation............................   10
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management....................................   13
Item 13.  Certain Relationships and Related Transactions....   13
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...............................   16

                                     PART 1

ITEM 1. BUSINESS

BACKGROUND
American Architectural Products Corporation (the Company or AAPC) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company (formerly known as American Architectural Products, Inc. or AAP), Forte, Inc. (Forte), Western Insulated Glass, Co. (Western), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern) and American Glassmith Corporation (American Glassmith).
  AAP was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle) and Taylor Building Products Company (Taylor) on August 29, 1996. Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors. AAP subsequently changed its name to Eagle & Taylor Company (ETC).
  On June 25, 1996 AAP's ultimate controlling stockholder acquired ownership of Mallyclad Corp. (Mallyclad) and Vyn-L Corporation (Vyn-L). Mallyclad and Vyn-L, are based in Madison Heights, Michigan and process and manufacture vinyl clad steel and aluminum coils and cut-to-length sheets. On December 18, 1996, Mallyclad and Vyn-L were merged into AAP. Based on the control maintained by this stockholder over AAP, Mallyclad and Vyn-L, the merger was considered to be a transaction among companies under common control and was accounted for at historical cost in a manner similar to a pooling of interests.
  On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 (Agreement) between Forte Computer Easy, Inc. (FCEI) and AAP Holdings, Inc., FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Prior to December 18, 1996, FCEI had a single wholly owned operating subsidiary, Forte based in Youngstown, Ohio. Forte manufactures large contract commercial aluminum windows and security screen windows and doors. Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI including options to purchase additional shares. Although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction.
  At a special shareholders' meeting held on April 1, 1997, the Company's shareholders approved the reincorporation of the Company in Delaware. Consequences of the reincorporation plan included the change of the Company's name from FCEI to American Architectural Products Corporation to reflect its operations and its emphasis on the fenestration industry; an increase in the authorized common stock of the Company to 100,000,000 shares; a 1 for 10 reverse stock split of the Company's common stock; and conversion of 1,000,000 shares of Series A Preferred held by AAP Holdings, Inc. into 7,548,632 shares of common stock. The reincorporation did not result in any substantive change to the Company's business, assets, liabilities, net worth or operations, nor did it result in any change in the ownership interest of any stockholder of the Company.
  The Company completed six acquisitions during 1997 as follows:
============================================================

 Company
Acquired         Date            Location           Products
------------------------------------------------------------------
Western    March 14, 1997      Phoenix, AZ    Residential aluminum
                                              windows
Thermetic  July 18, 1997       Toluca, IL     Residential vinyl
                                              windows
Binnings   December 10, 1997   Lexington,     Residential vinyl
                               NC;            and aluminum windows
                               Aventura,FL    and storm doors
Danvid     December 10, 1997   Carrollton,    Residential aluminum
                               TX             windows and doors
                                              and vinyl windows
American   December 10, 1997   Columbus, OH   Decorative glass
Glassmith                                     lites and laminated
                                              glass
Modern     December 10, 1997   Oak Park, MI   Residential vinyl
                                              windows and doors

============================================================

  On December 10, 1997, the Company consummated the offering of $125,000,000 of 11 3/4% Senior Notes due 2007 (the Notes). A portion of the proceeds of the Notes were used to finance the cash portions of the December 10, 1997 acquisitions discussed above.

DESCRIPTION OF BUSINESS
American Architectural Products Corporation is a leading manufacturer and distributor of a broadly diversified line of windows, doors and related products (collectively, "fenestration products") designed to meet a variety of consumer demands in both the new construction, repair/remodel and commercial markets. The Company has been formed through the consolidation of a number of well-established fenestration companies, with varying manufacturing histories dating back to 1946 when Taylor commenced operations.

The Company's strategy is to continue to increase its market share and geographic and product diversity through aggressive pursuit of additional strategic acquisitions of complementary companies. The Company distributes its products regionally throughout the United States under a number of well-established brand names that are recognized for their quality, value engineering and customer service, including "Eagle", "Taylor", "Perma-Door", "Binnings", "Danvid", "Western" and "Encore." This brand name recognition and reputation have enabled the Company to establish long-lasting relationships with leading wholesalers, lumberyards, do-it-yourself home centers, architects and building contractors.

DISTRIBUTION AND MARKETING
The Company uses multiple distribution channels and brand names to maximize market penetration. The Company distributes its windows and doors through (i) one-step distribution to major do-it-yourself home centers, lumberyards and specialty window and door stores; (ii) two-step distribution to wholesalers who resell to do-it-yourself home centers and lumberyards; and (iii) direct sales to homebuilders, remodelers and contractors.
  The Company markets its products on a national basis, in all 48 contiguous states, through a sales force consisting of salaried and commissioned sales representatives. Divisional sales managers coordinate the marketing activities among the Company and the sales representatives. The sales representatives concentrate on serving the Company's one-step, two-step, remodeler, and non-residential contractor customers with marketing, sales and service support.

PRODUCTS
The Company's multiple product lines can generally be separated into the following product categories: (i) aluminum windows; (ii) wood windows; (iii) vinyl windows; (iv) doors; (v) aluminum extrusions; and (vi) other fenestration products.
  Aluminum Windows. The Company produces aluminum windows, including single/double hung, horizontal rolling, fixed light and specialty windows, at its Binnings and Danvid facilities. In addition, Western manufactures a full line of aluminum products designed for the luxury home market in Arizona, California and Nevada. Western's aluminum products include horizontal rolling windows, casement windows, arched configurations and window wall systems. Forte manufactures aluminum double-hung windows, projection windows and casement windows at its Youngstown, Ohio plant, which are primarily targeted for use in office buildings, schools and other non-residential buildings in the upper Midwest and mid-Atlantic states.
  Wood Windows. Eagle, located in Dubuque, Iowa, manufactures a full line of wood windows and doors, including aluminum-clad windows and doors, its primary product line. The Company's wood windows are preservative treated to withstand harsh weather conditions and are targeted at the higher priced segment of the residential window market. Eagle's products, which include casement and double hung windows, picture windows and geometrically shaped windows, are generally purchased for use in custom residential construction and renovation and for use in certain commercial applications. The customer has the option of selecting from stained, primed, painted or unfinished interior surfaces and from a number of pre-finished exterior surfaces, certain of which are resistant to ultraviolet
(UV) ray degradation and salt spray.
  Vinyl Windows. Thermetic and Modern manufacture vinyl replacement windows sold under the trade name Vinyline and vinyl windows and doors for use in new construction under the trade name Modernview. Vinyl windows manufactured by Binnings are sold throughout the Southeast as less expensive alternatives to wood windows. Danvid also manufactures vinyl windows that are sold primarily in the Southern and Southwestern U.S. The Company's business strategy includes continued emphasis on expanding its vinyl fenestration products business through additional acquisitions and through internal growth.
  Doors (entry, patio and garage). Taylor designs and manufactures a complete line of steel entry doors and advanced steel patio door systems. These products are sold under the trade names Taylor and Perma-Door. The Company also manufactures and markets insulated steel garage door panels under the trade names Encore and Taylor. At its Eagle division, the Company produces wood patio doors and French doors for use in high-end custom residential new construction and renovation, and Western's aluminum products include sliding glass doors.
  Aluminum Extrusions. The Company produces aluminum extrusions at the Aventura, Florida location of Binnings. The Company uses a significant portion of its aluminum extrusion production to satisfy a portion of its manufacturing needs. The Company believes that this in-house extrusion capacity provides it with a low-cost, reliable source for component raw materials and reduces working capital requirements.
  Other Fenestration Products. The Company's other fenestration products include security screens and security screen doors, aluminum storm windows and storm doors and decorative glass lites. One of Forte's key products is a unitized security screen and window combination, designed to be functional and aesthetically pleasing, which it markets to schools, institutions and other office buildings. American Glassmith designs, manufactures and assembles decorative glass lites for a variety of residential applications, including windows, doors, transoms, cabinets, and sidelites. The decorative glass lites are primarily distributed in the northern United States. American Glassmith also manufactures laminated glass which is sold under the Sumiglass trademark. Sumiglass products are distributed nationally and are used in a variety of applications, including doors, windows, sidelites, room partitions, office dividers, skylights and glass handrails.
  The Company's operating subsidiaries currently market their products primarily in the continental United States. Although currently not significant, the Company plans to explore opportunities to increase exports of products. The Company as a consolidated unit is not dependent on any single customer or small group of customers and does not expect to derive a substantial portion of its sales from such customers.

SEGMENTS
The Company operates in two separate segments. The first includes the manufacturing and distribution of residential and specialty commercial fenestration products. The product lines within this segment include aluminum, wood and vinyl windows, doors, and other fenestration products such as storm windows and doors, and decorative glass. The second classification is large contract commercial fenestration products including aluminum windows, security windows, screens and doors used primarily in commercial buildings such as schools and dormitories, office and governmental buildings and low-income housing. See Note 13 to the Company's audited consolidated financial statements.

ITEM 2. PROPERTIES
The Company's principal manufacturing facilities and administrative offices are located at the following sites:
============================================================

                                                   Products
                                     Owned/      Manufactured/
      Location         Size (ft 2)   Leased   Services Performed
-----------------------------------------------------------------
Eagle
Dubuque, Iowa........     320,000    Owned    Wood windows and
                                              doors and aluminum-
                                              clad windows and
                                              doors;
                                              administration
Taylor Door
West Branch,
  Michigan...........     210,000    Owned    Custom insulated
                                              steel entry
                                              systems, steel
                                              garage doors and
                                              vinyl-clad doors
Mallyclad
Madison Heights,
  Michigan...........      39,000    Leased   Vinyl-metal
                                              laminates, steel
                                              processing
Forte
Youngstown, Ohio.....     156,000    Owned    Aluminum windows
                                              and security
                                              windows, screens
                                              and doors
Western
Phoenix, Arizona.....      46,600    Leased   Custom aluminum
                                              windows and doors
Corporate
  Headquarters
Boardman, Ohio.......       6,400    Leased   Executive offices;
                                              administration
Thermetic
Toluca, Illinois.....      70,000    Owned    Vinyl doors and
                                              windows
Danvid
Carrollton, Texas....     169,000    Leased   Aluminum windows
                                              and doors; vinyl
                                              windows
Binnings
Lexington, North
  Carolina...........     268,000    Owned    Vinyl windows,
                                              aluminum windows
                                              and storm windows
                                              and doors;
                                              administration
Binnings
Aventura, Florida....     158,000    Owned    Aluminum windows;
                                              patio doors;
                                              aluminum
                                              extrusions;
                                              distribution
American Glassmith
Columbus, Ohio.......      60,000    Leased   Decorative glass
                                              lites and laminated
                                              glass products
Modern
Detroit, Michigan....      28,000    Owned    Vinyl doors and
                                              windows
----------------------------
  TOTAL..............   1,531,000
----------------------------

============================================================

The Company also operates six distribution centers in Florida and one in Colorado. Management believes the Company's manufacturing, distribution and administrative facilities are sufficient to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS
The contingent legal liabilities of AAPC are limited in scope. Presently, the Company is defending the following suit:
  ANTHONY H. MASON, TRUSTEE, ARIZONA DISK FULFILLMENT, INC. V. AMERICAN ARCHITECTURAL PRODUCTS CORP., ET AL., IN THE UNITED STATES BANKRUPTCY COURT FOR THE DISTRICT OF ARIZONA, CASE NO. 96-10555 PHX RGM, ADVERSARY NO. 97-779. On October 24, 1997 the Plaintiff initiated action alleging that AAPC, formerly known as Forte Computer Easy, Inc., fraudulently caused to be cancelled a receivable owed by a third party. In addition, the complaint alleges breach of fiduciary duty, trust fund doctrine, and tortious interference with contract. Plaintiff alleges damages of $180,000 and punitive damages of not less than $5,000,000, plus attorneys' fees and costs. On December 16, 1997, AAPC filed an Answer and a Motion to Withdraw Reference to the United States Bankruptcy Court in order to move the case to the proper jurisdiction of the United States District Court for the District of Arizona. The Trustee has filed a Notice of no opposition to this Motion. Discovery is in progress and it is too early to evaluate the likelihood of success on the merits. The Company is vigorously defending the claim.
  The Company is not a party to any other pending or, to the knowledge of the Company, threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS The shares of common stock of the Company are not listed on any exchange. The following table represents the range of high and low bid prices for each quarter commencing January 1, 1996 through December 31, 1997 as reported by the Nasdaq OTC Bulletin Board market. These quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.
============================================================

                Period                     High         Low
-------------------------------------------------------------
1996
    1st Quarter........................   $1.900       $0.310
    2nd Quarter........................    1.560        0.310
    3rd Quarter........................    8.750        0.660
    4th Quarter........................    5.310        0.438
1997
    1st Quarter........................   $7.500       $3.430
    2nd Quarter........................    5.750        5.310
    3rd Quarter........................    3.875        2.438
    4th Quarter........................    4.125        2.500

============================================================

  The per share amounts above reflect a 1 for 10 reverse stock split which was approved by the Company's Board of Directors in April 1997. There were approximately 450 holders of record of the common shares of the Company as of December 31, 1997. The Company has never paid dividends on its outstanding common shares. The current Board of Directors of the Company does not presently intend to implement a policy regarding the payment of regular cash dividends on the common shares and it is unlikely that dividends will be paid on the common shares in the immediate future. The Board of Directors will review this policy from time to time depending on the financial condition of the Company and other factors that the Board of Directors may consider appropriate in the circumstances. In addition, the ability of the Company to pay dividends is limited by the terms of the Indenture dated December 10, 1997 to which the Company and its subsidiaries are parties. As of December 31, 1997, options and warrants to purchase a total of 1,875,992 shares of the Company's common stock were outstanding, including options issued to AAPH to purchase up to 707,655 shares.

ITEM 6. SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference and is included in the Company's Annual Report to Shareholders as an exhibit to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is incorporated by reference and is included in the Company's Annual Report to Shareholders as an exhibit to this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference and is included in the Company's Annual Report to Shareholders as an exhibit to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As reported on Form 8-K dated February 17, 1997 (the "Form 8-K"), the Company engaged BDO Seidman, LLP as its independent auditors to replace the firm of Semple & Cooper, LLP, which was dismissed at the same time. The decision to change accountants was approved by the Board of Directors of the Company. The reports of Semple & Cooper, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
  In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1994 and 1995, and in subsequent interim periods, there were no disagreements with Semple & Cooper, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Semple & Cooper, LLP, would have caused Semple & Cooper, LLP not to respond fully to any inquiries from BDO Seidman, LLP.
  The Company requested Semple & Cooper, LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statement. Semple & Cooper, LLP furnished the Company with a copy of a letter dated February 20, 1997 containing such a statement, which was filed as Exhibit 1 to Amendment No. 1 to the Company's current Report on Form 8-K dated February 17, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages (as of December 31, 1997) and positions of directors and executive officers of the Company. The Board of Directors of the Company currently consists of nine (9) members. Directors hold office until their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors. A summary of the background and experience of each of these individuals is set forth after the table.
============================================================

          Name            Age                Position
------------------------------------------------------------------
George S. Hofmeister....  45    Chairman of the Board
Frank J. Amedia.........  45    President, Chief Executive Officer
                                  and Director
Joseph Dominijanni......  41    Director and Treasurer
Richard L. Kovach.......  35    Vice President and
                                  Chief Financial Officer
David J. McKelvey.......  45    Vice President -- Development
Jeffrey V. Miller.......  51    Vice President -- Operations
Donald E. Lambrix,        56    Vice President -- Manufacturing
  Jr....................
J. Larry Powell.........  55    Vice President -- Sales &
                                  Marketing
Jonathan K. Schoenike...  37    General Counsel & Secretary
John J. Cafaro..........  45    Director
W.R. Jackson, Jr........  64    Director
John Masternick.........  72    Director
James E. Phillips.......  41    Director
Charles E. Trebilcock...  71    Director
James K. Warren.........  33    Director

============================================================

  George S. Hofmeister has served as Chairman of the Board since December 19, 1996. Mr. Hofmeister has served as Chief Executive Officer and Chairman of the Board of American Commercial Holdings, Inc. ("ACH"), the parent company of AAPH, since January 1996 and continues to serve in such roles. Mr. Hofmeister also continues to serve as Vice Chairman of Tube Products, Inc., a manufacturer of automobile exhaust systems. Mr. Hofmeister has held that position since February 14, 1996. From June 1, 1991 until December 15, 1995, Mr. Hofmeister served as Chief Executive Officer and Chairman of the Board of EWI, Inc., a manufacturer of automotive metal stampings.
  Frank J. Amedia joined the Company's Board of Directors on June 8, 1994 following the acquisition of Forte, Inc. by the Company, and has served as its President and Chief Executive Officer since that date. From June 8, 1994 until December 19, 1996, Mr. Amedia also served as the Chairman of the Board of Directors of the Company. Prior to joining the Company, Mr. Amedia was President and Chief Executive Officer of Forte, which he founded in 1989 in Youngstown, Ohio as a welded aluminum security screen and storm door fabricator. Forte's products were distributed through a manufacturers' representative distribution business established by Mr. Amedia in 1986. Prior to founding the manufacturers' representative business, Mr. Amedia served in various capacities for the Youngstown Metropolitan Housing Authority.
  Joseph Dominijanni has served as the Company's Treasurer since December 19, 1996. Mr. Dominijanni has also served as the Vice President -- Finance of ETC since its inception. Mr. Dominijanni also currently serves as Vice
President -- Finance of ACH, the parent corporation of AAPH, and American Commercial Industries, Inc., ("ACI"), which is principally engaged in the manufacturing of automotive components. Mr. Dominijanni joined ACH and ACI in May 1996. Mr. Dominijanni served as Vice President -- Finance of EWI, Inc. a manufacturer of automotive metal stampings, from June 1990 until April 1996. Prior to 1990, Mr. Dominijanni was a Senior Manager with the accounting firm of Price Waterhouse.
  Richard L. Kovach joined the Company in January 1997 as its Vice President and Chief Financial Officer. From 1991 until joining the Company, Mr. Kovach assisted clients with finance and operations management issues in the Financial Advisory Services and Management Consulting practice of Ernst & Young. From 1988 until 1991, Mr. Kovach was Manager of Financial Planning at Ferro Corporation. Prior to joining Ferro Corporation, Mr. Kovach was with Arthur Andersen & Co.'s Small Business Group.
  David J. McKelvey joined the Company as Vice President in August 1995 and also served as Secretary from December 1996 through November 1997. Prior to joining the Company, Mr. McKelvey was Executive Vice President of Administration and Development for The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of enclosed regional shopping centers. From 1992 through 1995, Mr. McKelvey also served as Executive Regional Director of Real Estate for The Cafaro Company.
  Jeffrey V. Miller joined the Company in May 1997 as Vice
President -- Operations. From 1995 to 1997, Mr. Miller served as President of the North American Window Division of Gentek Building Products. From 1992 through 1994, Mr. Miller was Director of Vinyl Operations for SNE Corporation, a division of Ply Gem Industries. Mr. Miller was general manager of the New Construction Window Division and Vice President of Technology and Corporate Development for Chelsea Building Products from 1989 to 1992.
  Donald E. Lambrix, Jr. was appointed the Company's Vice
President -- Manufacturing in December 1996 after serving as Vice President of Operations for the Company's Forte subsidiary since 1990. Mr. Lambrix previously served as Vice President of a multiple facility fenestration products manufacturer. Mr. Lambrix has received industry recognition for his development of state-of-the-art welding, testing and certification procedures.
  J. Larry Powell, the Company's Vice President -- Marketing and Sales, joined the Company in October 1996. Mr. Powell co-founded Blackhawk Architectural Products, a manufacturer of steel security screen and storm door products, in 1992 and served on its Board of Directors and as its Vice President until 1996. From 1987 to 1991, Mr. Powell served as Vice President -- Marketing and Sales for Sugarcreek Window & Door. Mr. Powell has been employed in the fenestration industry since the early 1970s, principally in the marketing of residential and commercial steel and aluminum window products and doors. In addition, Mr. Powell founded and developed a nationwide marketing representative group that sells a full range of fenestration products.
  Jonathan K. Schoenike joined the Company in August 1997 as General Counsel and has served as Secretary since November 1997. Prior to joining the Company, Mr. Schoenike served for over 5 years as Assistant Counsel for The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of enclosed regional shopping centers.
  John J. Cafaro joined the Board of Directors in December 1996. Mr. Cafaro also serves as the Executive Vice President of The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of enclosed regional shopping centers. Mr. Cafaro has been a principal officer of The Cafaro Company for the past 20 years.
  William R. Jackson, Jr. has served as a director of the Company since December 19, 1996. Mr. Jackson has also served since 1982 on the Board of Directors of Pitt-Des Moines, Inc., a steel construction, engineering and metal products manufacturer. Mr. Jackson was also President and Treasurer of Pitt-Des Moines, Inc. from 1983-87.
  John Masternick has been a director of the Company since June 14, 1994. Mr. Masternick is a practicing attorney in Girard, Ohio, and is the Chairman of the Board of Directors of Omni Manor, Inc. and Windsor House, Inc., owners and operators of skilled nursing and extended care facilities in northeastern Ohio and western Pennsylvania.
  James E. Phillips has been a member of the Company's Board of Directors since December 19, 1996. Mr. Phillips is also an attorney and practiced with the law firm of Arter & Hadden from 1985 to December 31, 1997. Additionally, Mr. Phillips has served as President and director of GPI Incorporated ("GPI") and Profile Extrusion Company ("PEC") since April 1, 1994 and of Daymonex Limited ("Daymonex") since May 2, 1996. GPI, PEC and Daymonex are engaged in the aluminum extrusion industry. Mr. Phillips is also Vice Chairman of ACH.
  Charles E. Trebilcock has been a director of the Company since June 14, 1994. Since 1964, Mr. Trebilcock has served as Chairman of Liberty Industries, Inc., an Ohio-based manufacturer of industrial lumber packaging products and equipment. Mr. Trebilcock is also a partner in Kings Company, which is also a manufacturer of industrial lumber packaging products and equipment.
  James K. Warren has been a director of the Company since February 28, 1997. Mr. Warren holds the office of Vice President -- Corporate Planning of ETC. Since February 1, 1996, Mr. Warren has been employed by ACI, most recently as its Chief Financial Officer. During the same time, Mr. Warren has also held the position of Vice President -- Corporate Planning for ACH, the parent company of ACI and AAPH. Mr. Warren was previously a practicing attorney with the law firm of Arter & Hadden.

ITEM 11. EXECUTIVE COMPENSATION
The following table summarizes all annual and long-term compensation paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ending December 31, 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.

================================================================================

                                                                                       Annual Compensation
                                                                               ------------------------------------
                                                                                                       Other Annual
                          Name and                             Year Ended      Salary       Bonus      Compensation
                     Principal Position                       December 31,       ($)         ($)          ($)(1)
-------------------------------------------------------------------------------------------------------------------
Frank J. Amedia.............................................      1997         266,807     250,000         --
President and Chief Executive Officer                             1996         168,718          --         --
                                                                  1995         193,000          --         --

Richard L. Kovach...........................................      1997         119,390      75,000         --
Vice President and Chief Financial Officer

J. Larry Powell.............................................      1997         114,167      25,000         --
Vice President -- Marketing and Sales

Jeffrey V. Miller...........................................      1997          90,000      25,000         --
Vice President -- Operations

================================================================================

(1) Other compensation to the Named Executive Officers did not exceed $50,000 or 10% of total annual salary and bonus during any fiscal year.

AMENDMENT OR REPRICING OF OPTIONS
No stock options previously granted to the executive officers were subject to repricing during the fiscal year ended December 31, 1997. The Company does not have a long term incentive plan established for the benefit of its executive officers or directors. In February 1998, the Board of Directors rescinded 209,000 and 100,000 stock options with exercise prices of $5.63 and $6.19, respectively. These options were reissued in February 1998 at the following prices: 209,000 options -- $3.56; and 100,000 options -- $3.92.

OPTION GRANTS
No stock options, stock appreciation rights or restricted stock awards were granted as compensation to any officers, directors or employees of the Company or its subsidiaries during the fiscal years ended December 31, 1995 or 1996. The Company entered into definitive stock option agreements with Mr. Amedia and Mr. John Masternick dated December 18, 1996, memorializing the terms of stock options granted to them in 1994 as shareholders of Forte, Inc. in connection with the acquisition by the Company of Forte, Inc. The Company issued options to purchase up to 424,000 shares of common stock to various officers, directors and employees of the Company or its subsidiaries during the fiscal year ended December 31, 1997. The following table sets forth certain information concerning individual grants of stock options to each of the Named Executive Officers during the year ended December 31, 1997.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
================================================================================

                                                                                                             Potential Realizable
                                                                                                               Value at Assumed
                                                                                                               Annual Rates of
                                                                                                                 Stock Price
                                                                                                               Appreciation for
                                                             Individual Grants                                   Option Term
                                 -------------------------------------------------------------------------   --------------------
                                                                Percent of
                                  Number of Securities      Total Options/SARs    Exercise or
                                 Underlying Options/SARs   Granted to Employees   Base Price    Expiration
             Name                      Granted(#)             in Fiscal Year        ($/SH)         Date       5%($)      10%($)
---------------------------------------------------------------------------------------------------------------------------------
Frank J. Amedia................          100,000                    33%              6.19        2/27/02      99,000     287,000
Richard L. Kovach..............           25,000                     8%              5.63        2/27/07      88,250     224,000
J. Larry Powell................           25,000                     8%              5.63        2/27/07      88,250     224,000
Jeffrey V. Miller..............                0                   N/A                N/A            N/A         N/A         N/A

================================================================================

The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 1997 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each Named Executive Officer.

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND OPTION VALUE AS OF DECEMBER 31, 1997
================================================================================

                                                                              Number of                  Value of Unexercised
                                                                       Unexercised Options/SARs       In-the-Money Options/SARs
                                                                        at Fiscal Year End(#)          at Fiscal Year End($)(1)
                                   Shares Acquired       Value       ----------------------------    ----------------------------
              Name                 on Exercise(#)     Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
Frank J. Amedia..................         0                0           426,244         100,000            0               0
Richard L. Kovach................         0                0                 0          25,000            0               0
J. Larry Powell..................         0                0                 0          25,000            0               0
Jeffrey V. Miller................         0                0                 0               0            0               0

================================================================================

(1) Based on the average of reported bid and asked prices for the Common Stock on December 31, 1997.

EMPLOYMENT AGREEMENT
On November 17, 1997, the Company entered into an employment agreement with Frank J. Amedia for services as Chief Executive Officer and President. This agreement requires Mr. Amedia to devote his full time to the Company during normal business hours in exchange for a base annual salary of $350,000, subject to annual increases at the discretion of the Board of Directors. In addition, Mr. Amedia is entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time, and the Company will pay certain life and disability insurance premiums on behalf of Mr. Amedia. The agreement has an initial three-year term and provides that Mr. Amedia may not compete with the Company anywhere in the United States while he is employed by the Company and for a two-year period following the termination of Mr. Amedia's employment. In addition, the Board of Directors has approved the payment to Mr. Amedia of a bonus equal to 0.39% of the total consideration paid by the Company for each acquisition transaction consummated during 1998.

STOCK OPTION GRANTS
No stock options, stock appreciation rights or restricted stock awards were granted to or exercised by any officers, directors or employees of the Company or its subsidiaries during the fiscal year ended December 31, 1996. The Company entered into definitive stock option agreements with Mr. Amedia and Mr. Masternick dated December 18, 1996, memorializing the terms of stock options granted in 1994. On December 19, 1996, the Board of Directors of the Company granted options to purchase 2,000 shares of common stock to each of Anthony E. DePrima, Arnold Parnell and Dr. Chester Amedia, former members of the Board of Directors of the Company, in recognition of their many years of service to the Company. These options have an exercise price of $4.69 per share and expire on December 19, 2001. Dr. Amedia is the brother of Frank J. Amedia, the President and Chief Executive Officer of the Company.

EMPLOYEE STOCK OPTION PLANS
  1992 Incentive Stock Option Plan. In May of 1992, the Board of Directors of the Company adopted an Employee Incentive Stock Option Plan (the "Option Plan"). Options to purchase an aggregate of up to 500,000 shares of the Company's common stock are authorized under the Option Plan. Options granted under the Option Plan have a maximum duration of ten years from the date of grant.
  1996 Stock Option Plan. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders of the Company, authorizes the Board to grant options to Directors and employees of the Company to purchase in the aggregate an amount of shares of common stock equal to 10% of the shares of common stock issued and outstanding from time to time, but which aggregate amount shall in no event exceed 10,000,000 shares of common stock. Directors, officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1996 Plan. Options may be nonqualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Plan are not transferable and expire ten (10) years after the date of grant. The per share exercise price of an incentive stock option granted under the 1996 Plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's common stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant. No option may be granted after December 19, 2006.

  The 1996 Plan provides the Board of Directors with the discretion to determine when options granted thereunder will become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1996 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.
  As of December 31, 1997, options to purchase a total of 1,719,425 shares of the Company's common stock were outstanding, including options to purchase 707,655 shares issued to AAP Holdings, Inc. on December 18, 1996, with an exercise price of $3.75 per share, options to purchase 471,770 shares issued to Mr. Amedia and Mr. Masternick (issued in connection with the acquisition of Forte, Inc.) with an exercise price of $3.75 per share, options issued pursuant to the Company's stock option plans described above and other options issued outside of the described stock option plans.

EMPLOYEE STOCK PURCHASE PLAN
On February 26, 1998, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and reserved 1,200,000 shares of common stock for issuance thereunder, subject to stockholder approval. The Company intends to submit the 1998 Purchase Plan and the reservation of shares thereunder for stockholder approval at the Company's 1998 annual meeting. In general, the 1998 Purchase Plan is designed to encourage common stock ownership by the Company's employees, to provide an employee benefit, and to raise capital for the Company. If qualified in accordance with Section 423 of the Code, the 1998 Purchase Plan will enable the Company to sell shares of common stock to its employees at a price discount of up to 15% of market price and provides favorable tax treatment to employee participants. The discount is applied to the lower of the price of the common stock at the beginning or end of the option period, so the actual price benefit can be greater than 15%. The discount makes the Company stock more attractive to employees, thereby encouraging equity ownership by employees. In addition, the 1998 Purchase Plan provides an additional source of capital for the Company. Shares of common stock purchased by employees pursuant to the 1998 Purchase Plan may be subject to certain holding period requirements in order for the purchaser to qualify for favorable tax treatment under the Code.

401(k) PLAN
Eligible employees of the Company may direct that a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to a 401(k) plan. All 401(k) plan contributions are placed in a trust fund to be invested by the 401(k) plan's trustee, except that the 401(k) plan permits participants to direct the investment of their account balances among mutual or investment funds available under the Plan. The 401(k) plan provides a matching contribution of 50% of a participant's contributions up to a maximum of seven percent of the participant's annual salary. Amounts contributed to participant accounts under the 401(k) plan and any earnings or interest accrued on the participant accounts are generally not subject to federal income tax until distributed to the participant and may not be withdrawn until death, retirement or termination of employment.

COMMITTEES OF THE BOARD OF DIRECTORS
The Company's Audit Committee, which is comprised of William R. Jackson, Jr., Charles E. Trebilcock and Joseph Dominijanni, is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting controls, practices and policies. The Audit Committee was established on August 28, 1997 and did not meet during the year.
  The Compensation Committee was established on August 28, 1997 and met one time during the year. The Company's Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for executive officers of the Company, including annual bonus compensation, and consults with management of the Company regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options and other benefits under such plans. The Compensation Committee is comprised of George S. Hofmeister, Frank J. Amedia, and John Masternick.

DIRECTORS' TERMS AND COMPENSATION
The Company's Board of Directors is currently comprised of nine members. Each Director is elected for a period of one year at the Company's annual meeting of shareholders and serves until his or her successor is duly elected and qualified. During the fiscal year ended December 31, 1997, the Board of Directors of the Company met ten times. All other actions taken by the Board of Directors during the fiscal year ended December 31, 1997 were accomplished by means of unanimous written consent. Messrs. Cafaro, Jackson, Masternick and Warren attended fewer than 75% of the meetings of the Board of Directors in 1997. All other Directors attended 75% or more of the meetings of the Board of Directors and of the meetings held by committees of the Board on which they served.
  During the fiscal year ended December 31, 1997, members of the Board of Directors who were not employees of the Company or of ACH or its affiliates ("non-employee directors") received a fee of $1,000 for each meeting of the Board of Directors attended in person and were reimbursed for expenses incurred in connection with their attendance at meetings of the Board. Each non-employee member serving on December 31, 1997 who attended at least 4 of the regularly scheduled meetings of the Board of Directors and at least 75% of all meetings of the Board of Directors was granted options to purchase 2,000 shares of the Company's common stock at an exercise price equal to the average of the reported closing bid and asked prices on the date of grant, vesting in full upon issuance. Such options are exercisable for a period of five years following the vesting date and were issued pursuant to the Company's 1996 Stock Option Plan. For the fiscal year ending December 31, 1998, each non-employee director of the Company will receive the following compensation:
           (i) Options to purchase 2,000 shares of the Company's common stock at an exercise price equal to the average of the reported closing bid and asked prices on the date of grant, vesting in full after one year if the director attends at least four of the regularly scheduled meetings of the Board of Directors and at least 75% of all meetings of the Board of Directors. Such options will be exercisable for a period of five years following the vesting date and will be issued pursuant to the Company's 1996 Stock Option Plan.
           (ii) A fee of $1,000 for each Board of Directors meeting attended in person.
          (iii) Reimbursement of expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF
             CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS
The following table sets forth certain information as of December 31, 1997, concerning the beneficial ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the Company's common stock, (ii) each Director and the Chief Executive Officer of the Company, and (iii) all Directors and the Chief Executive Officer of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by their respective spouses under applicable law.
============================================================

                                                Shares
                                          Beneficially Owned
                                        ----------------------
     Name of Beneficial Owner(1)          Number       Percent
--------------------------------------------------------------
AAP Holdings, Inc.....................   7,548,633(2)   56.5%
George S. Hofmeister..................   7,579,059(3)   56.5%
Frank J. Amedia.......................   3,379,326(4)   24.5%
Amedia Family Limited Partnership.....   1,500,000      11.2%
John Masternick.......................     371,680(5)    2.8%
William R. Jackson, Jr................      73,287(6)      *
Charles E. Trebilcock.................      52,833(7)      *
Richard L. Kovach.....................       5,000         *
J. Larry Powell.......................      15,412
Joseph Dominijanni....................      27,000         *
James K. Warren.......................         400         *
All directors and executive officers
  of the Company as a group (9
  persons)............................  11,458,585(8)   84.1%

============================================================

 * Less than 1%
(1) The address of each beneficial owner is c/o American Architectural Products Corporation, 755 Boardman-Canfield Road, Building G West, Boardman, Ohio 44512.
(2) Does not include 707,655 shares of common stock which are subject to unexercised options that are exercisable only upon the occurrence of certain contingencies.
(3) Includes shares of common stock held by AAP Holdings, Inc. and 27,926 shares of common stock which are subject to unexercised warrants held by Profile Extrusion Company. George S. Hofmeister, the Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc. and Profile Extrusion Company.
(4) Includes 426,244 shares of common stock which are subject to unexercised options that were exercisable on February 5, 1998 or within sixty days thereafter. Also includes 1,500,000 shares of common stock owned by the Amedia Family Limited Partnership, in which Mr. and his spouse are the general partners and each holds 48% of the partnership interests.
(5) Includes 47,526 shares of common stock which are subject to unexercised options that were exercisable on February 5, 1998 or within sixty days thereafter.
(6) Includes 57,143 shares of common stock which are subject to unexercised warrants that were exercisable on February 5, 1998 or within sixty days thereafter.
(7) Includes 25,833 shares of common stock owned individually and 25,000 shares held by a custodian for the benefit of an individual retirement account of Mr. Trebilcock. Also includes 2,000 shares of common stock which are subject to unexercised options that were exercisable on February 5, 1998 or within sixty days thereafter.
(8) Includes 560,839 shares of common stock which are subject to unexercised options and warrants that were exercisable on February 5, 1998 or within sixty days thereafter as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Mr. George S. Hofmeister, Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc., a Delaware corporation ("AAPH"). In connection with the Agreement and Plan of Reorganization between the Company and AAPH dated October 25, 1996 (the "Reorganization Agreement"), the Company and its subsidiary, American Architectural Products, Inc. ("AAP"), agreed to use their best efforts to secure the release of Amedia, Masternick and Hofmeister from all obligations as either a co-obligor or guarantor of

Company or AAP debt. In addition, the Company agreed to indemnify, defend and hold harmless Amedia, Masternick and Hofmeister against any loss, cost or expense which any of them may incur as a result of being a co-obligor or guarantor of any Company or AAP debt. Furthermore, the Company and AAPH agreed not to dispose of assets securing any Company or AAP debt without the prior written consent of any person who is a co-obligor or guarantor of such debt. As described below, Messrs. Amedia, Hofmeister and Masternick have subsequently been released as guarantors on these obligations.
  Upon consummation of the transaction contemplated by the Reorganization Agreement, the Company agreed that AAP would pay a management fee to AAPH of $250,000 during 1997 and to reimburse AAPH and its affiliates for out-of-pocket expenses incurred in providing services to AAP. The management fee agreement expired on December 31, 1997.
  In addition, the Company agreed to pay AAPH an acquisition consulting fee of one percent (1%) of the transaction price of each acquisition transaction consummated by the Company with respect to which AAPH or its affiliates provides acquisition consulting services. For purposes of calculating the acquisition fee, the transaction price means the aggregate amount of consideration paid by the Company or its affiliates for the acquisition in the form of cash, stock, stock options, warrants, debt instruments and other assumed liabilities. The original acquisition consulting fee agreement was scheduled to expire on December 18, 1997, except with respect to acquisition transactions already in progress at such date, but was extended for one year. Acquisition consulting fees in 1997 approximated $835,000.
  In connection with the acquisition by the Company of Binnings, Danvid, American Glassmith and Modern in December of 1997, the Company (i) agreed to pay ACH, the corporate parent of AAPH, a success fee of $475,000 for services provided by officers and employees of ACH in connection with such transactions, and (ii) paid various officers of the Company (including Mr. Amedia) special bonuses in an aggregate amount of $430,000 in connection with such transactions. Both the success fee and special bonuses were contingent upon the successful consummation of such acquisition transactions and were paid prior to December 31, 1997. The success fee paid to ACH was in addition to amounts payable under the acquisition consulting fee agreement described above.
  The Company contracts for air charter services with a company affiliated with AAPH. The Company paid approximately $450,000 to this company for air charter services in 1997.
  In November 1990, the U.S. Small Business Administration loaned $409,000 to Forte, Inc. (the "SBA Loan"). The SBA Loan was payable in monthly installments and the final installment was scheduled to be due on January 1, 2001. Mr. Amedia and his wife were personally liable on the SBA Loan. As of December 31, 1997, the balance owed on the SBA Loan were approximately $172,000. The Company repaid this loan in January 1998.
  The Company acquired all of the issued and outstanding common stock of Forte from Frank Amedia and John Masternick on June 8, 1994, in exchange for 3,311,010 shares of the Company's common stock and options to acquire 475,770 shares of the Company's common stock.
  On October 20, 1994, Forte borrowed $850,000 from The City of Youngstown, Ohio. The final payment on this loan was scheduled to be due on February 1, 2004. Mr. Amedia and his wife were guarantors of this loan. As of September 30, 1997, the balance owed to The City of Youngstown under the loan agreement was approximately $850,000. The Company repaid this loan on December 10, 1997.
  In December 1994, Mr. Amedia and Masternick and their wives executed guarantees in favor of the Second National Bank of Warren with respect to a loan to Forte in the original principal amount of $647,030. The proceeds of this loan were used to finance improvements to Forte's manufacturing facilities. This loan was scheduled to be repaid in full by December 12, 2004. As of September 30, 1997, the balance owed on this loan was approximately $522,000. The Company repaid this loan on December 10, 1997.
  Pursuant to the reorganization of the Company and AAP on December 18, 1996 (the "Reorganization") the Company issued 1,000,000 shares of Series A Preferred Stock in exchange for all of the issued and outstanding stock of AAP. In April 1997, AAPH converted the Series A Preferred Stock pursuant to its terms into 7,548,633 shares of common stock of the Company. In addition, the Company issued to AAPH options to purchase up to 879,834 shares of common stock, of which options to purchase 172,178 shares have subsequently terminated. Such options are identical in price and exercise terms to the previously outstanding options.
  As security for certain promissory notes dated August 29, 1996 in the original aggregate principal amount of $8.0 million (the "MascoTech Notes"), AAPH granted MascoTech a ten-year option to purchase up to 1,509,728 shares of common stock held by AAPH. As part of the Reorganization Agreement, AAPH and the Company agreed that if the MascoTech Notes were not repaid in full on or before December 31, 1997 and MascoTech exercised its option with respect to any of such shares of common stock, the Company would issue to AAPH, without payment therefor, a number of additional shares of common stock equal to the number of shares as to which such option is exercised by MascoTech. The Company also agreed to use its best efforts to cause all amounts owed under the MascoTech Notes to be repaid in full on or before December 31, 1997. The Company repaid the MascoTech Notes in full on December 10, 1997.
  In connection with the acquisition of Western in March 1997, Mr. Amedia and Mr. Hofmeister co-signed unsecured promissory notes in the aggregate original principal amount of $453,753 payable to the former shareholders of Western and the organization that brokered the acquisition. The final monthly installment payment on each note was due March 15, 1998. As of September 30, 1997, the outstanding balance on the notes was $453,753. In addition, Mr. Amedia co-signed a promissory note to one of the former shareholders of Western in the original principal amount of $100,000. The amount outstanding under this Note was approximately $100,000 as of September 30, 1997. The Company repaid these loans on December 10, 1997.
  Profile Extrusion Company ("PEC") loaned the Company $92,537 on May 19, 1997 and an additional $5,203 on September 28, 1997. This combined indebtedness had an interest rate of 15% per annum and was payable in full on or before December 31, 1997. In connection therewith, the Company issued to PEC warrants to purchase a total of 27,926 shares of common stock at an exercise price of $3.50 per share, expiring on September 1, 1998. The Company repaid this loan on December 10, 1997. PEC is a wholly-owned subsidiary of American Commercial Holdings, Inc., of which George Hofmeister is the controlling shareholder.
  In June 1997, Mr. Amedia pledged 133,333 shares of common stock to secure the repayment of a short-term debt incurred by the Company in the original principal amount of $250,000. The Company agreed to issue shares of common stock to Mr. Amedia to replace any shares as to which the lender exercises its security interest. The Company repaid this loan on January 16, 1998.
  In September 1997, William R. Jackson, Jr., a director of the Company, loaned the Company $200,000. This indebtedness had an interest rate of 15% per annum and was payable in full in December 1997. In connection therewith, the Company issued to Mr. Jackson warrants to purchase a total of 57,143 shares of common stock at an exercise price of $3.50 per share, expiring in September 1998. The Company repaid this loan on December 10, 1997.
  In January 1998, the Company purchased all of the assets of Blackhawk Architectural Products (Blackhawk). J. Larry Powell, an officer of the Company, co-founded and owned 20% of Blackhawk.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS
The following financial statements of AAPC and its subsidiaries, and the auditor's report thereon, included in the Financial Review section of AAPC's 1997 Annual Report to Shareholders are incorporated herein by reference:

==================================================================
                                                              Page
------------------------------------------------------------------
AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
  Report of Independent Certified Public Accountants........  F-2
  Consolidated Balance Sheets at December 31, 1996 and
     1997...................................................  F-3
  Consolidated Statements of Operations for the period from
     June 19, 1996 (date of inception) to December 31, 1996
     and the year ended December 31, 1997...................  F-5
  Consolidated Statements of Stockholders' Equity for the
     period from June 19, 1996 (date of inception) to
     December 31, 1996 and the year ended December 31,
     1997...................................................  F-6
  Consolidated Statements of Cash Flows for the period from
     June 19, 1996 (date of inception) to December 31, 1996
     and the year ended December 31, 1997...................  F-7
  Notes to Consolidated Financial Statements................  F-8

==================================================================
                                                              Page
------------------------------------------------------------------
EAGLE WINDOW AND DOOR, INC. AND SUBSIDIARIES AND TAYLOR
  BUILDING PRODUCTS COMPANY
  Independent Auditors' Report..............................  F-22
  Combined Balance Sheets at December 31, 1995 and August
     29, 1996...............................................  F-23
  Combined Statements of Operations and Accumulated Deficit
     for the year ended December 31, 1995 and for the eight
     months ended August 29, 1996...........................  F-24
  Combined Statements of Cash Flows for the year ended
     December 31, 1995 and for the eight months ended August
     29, 1996...............................................  F-25
  Notes to Combined Financial Statements....................  F-26
MALLYCLAD CORPORATION AND VYN-L CORPORATION
  Report of Independent Certified Public Accountants........  F-31
  Combined Balance Sheets at November 30, 1995 and June 30,
     1996...................................................  F-32
  Combined Statements of Operations and Retained Earnings
     for the year ended November 30, 1995 and for the seven
     months ended June 30, 1996.............................  F-33
  Combined Statements of Cash Flows for the year ended
     November 30, 1995 and for the seven months ended June
     30, 1996...............................................  F-34
  Notes to Combined Financial Statements....................  F-35

================================================================================

(a)(2) FINANCIAL STATEMENT SCHEDULES
All financial statement schedules for AAPC and its predecessor have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) EXHIBITS*

====================================================================
 2.1    Agreement and Plan of Merger, dated as of November 10, 1997, by and among American Architectural Products Corporation,
        BBPI Acquisition Corporation and Binnings Building Products,
        Inc.
 2.2    Asset Purchase Agreement, dated as of November 10, 1997, by and among DCI/DWC Acquisition Corporation, Danvid Company,
        Inc. and Danvid Window Company.
 2.3    Shareholders Agreement in Support of Asset Purchase
        Agreement, dated as of November 10, 1997, by and among
        Daniel Crawford, Karen Crawford, David Crawford, Paul Comer
        and DCI/DWC Acquisition Corporation.
 2.4    Asset Purchase Agreement, dated as of December 10, 1997, by and among American Architectural Products Corporation,
        American Glassmith Acquisition Corporation and American
        Glassmith, Inc.
 2.5    Agreement, dated as of December 10, 1997, by and among
        American Architectural Products Corporation, Modern Window
        Acquisition Corporation and Modern Window Corporation.
 2.6    Agreement and Plan of Reorganization, dated October 25,
        1996, between Forte Computer Easy, Inc. and AAP Holdings,
        Inc.
 3.1    Certificate of Incorporation of American Architectural
        Products Corporation.
 3.2    Bylaws of American Architectural Products Corporation.
 3.3    Certificate of Incorporation of American Glassmith
        Acquisition Corporation.
 3.4    Bylaws of American Glassmith Acquisition Corporation.
 3.5    Amended and Restated Certificate of Incorporation of
        Binnings Building Products, Inc.
 3.6    Bylaws of Binnings Building Products, Inc.
 3.8    Bylaws of Danvid Window Company.
 3.9    Certificate of Incorporation of Eagle & Taylor Company, as
        amended.
 3.10   Bylaws of Eagle & Taylor Company.
 3.11   Articles of Incorporation of Forte, Inc.
 3.12   Code of Regulations of Forte, Inc.
 3.13   Certificate of Incorporation of Modern Window Acquisition
        Corporation.
 3.14   Bylaws of Modern Window Acquisition Corporation.
 3.15   Certificate of Incorporation of Thermetic Glass, Inc., as
        amended.
 3.16   Bylaws of Thermetic Glass, Inc.
 3.17   Articles of Incorporation of Western Insulated Glass, Co.
 3.18   Bylaws of Western Insulated Glass, Co.
 4.1    Form of American Architectural Products Corporation Common
        Stock Certificate.

====================================================================
 4.2    Indenture dated as of December 10, 1997 with respect to
        11 3/4% Senior Notes due 2007 among American Architectural
        Products Corporation, as issuer, American Glassmith
        Acquisition Corporation, BBPI Acquisition Corporation,
        DCI/DWC Acquisition Corporation, Eagle & Taylor Company,
        Forte, Inc., Modern Window Acquisition Corporation,
        Thermetic Glass, Inc., and Western Insulated Glass, Co., as
        subsidiary guarantors, and United States Trust Company of
        New York, as trustee.
10.1    1992 Incentive Stock Option Plan.
10.2    1996 Stock Option Plan.
10.3    Employment Agreement, dated November 17, 1997, between Frank
        J. Amedia and American Architectural Products Corporation.
10.4a   Lease Agreement, dated December 1989, between Centre
        Consolidated Properties, Ltd. and Danvid Company, Inc.
10.4b   Lease Extension Agreement to Industrial Lease Agreement
        between Beltline Business Center Limited Partnership and
        Danvid Company, Inc.
10.5    Business Property Lease, dated as of June 25, 1996, between
        C. Lane Mally and Mallyclad Corporation.
10.6a   Lease Agreement, dated November 28, 1990, between J.M.J.
        Partnership and The New Edgehill Co, Inc.
10.6b   Lease Modification No. 1, dated October 19, 1992, between
        J.M.J. Partnership and The American Glassmith, Inc., f/k/a
        The New Edgehill Co., Inc.
10.6c   Lease Modification No. 2, dated June 8, 1993, between J.M.J.
        Partnership and The American Glassmith, Inc.
10.6d   Lease Modification No. 3, dated January 31, 1995, between
        J.M.J. Partnership and American Glassmith, Inc.
10.6e   Lease Modification No. 4, dated as of March 31, 1995,
        between J.M.J. Partnership and American Glassmith, Inc.
10.6f   Lease Modification No. 5, dated as of August 31, 1995,
        between J.M.J. Partnership and American Glassmith, Inc.
10.6g   Lease Modification No. 6, dated June 19, 1996, between
        J.M.J. Partnership and American Glassmith, Inc.
10.7    Lease Agreement, dated March 14, 1997, by and among Benny J.
        Ellis and Linda M. Ellis and Western Insulated Glass, Co.
10.8    Purchase Agreement, dated as of December 4, 1997, by and
        among American Architectural Products Corporation, NatWest
        Capital Markets Limited and McDonald & Company Securities,
        Inc.
10.9    Exchange and Registration Rights Agreement, dated as of
        December 10, 1997, by and among American Architectural
        Products Corporation, American Glassmith Acquisition
        Corporation, BBPI Acquisition Corporation, DCI/DWC
        Acquisition Corporation, Eagle & Taylor Company, Forte,
        Inc., Modern Window Acquisition Corporation, Thermetic
        Glass, Inc., Western Insulated Glass, Co., NatWest Capital
        Markets Limited and McDonald & Company Securities, Inc.
12      Statements re: Computation of Ratios
13      Annual Report
21      Subsidiaries of American Architectural Products Corporation
27      Financial Data Schedules

* Filed herewith.

A Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed
      November 22, 1996.
B Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1996.
C     Incorporated by reference to the Company's definitive
      Information Statement relating to the special meeting of shareholders held on April 1, 1997.
D Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 1997.
E Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10-SB filed April
      17, 1997.
F     Incorporated by reference to the Company's Registration
      Statement on Form S-4 filed January 15, 1998.

================================================================================

                                    PART II

                     INFORMATION NOT REQUIRED IN PROSPECTUS

ITEM 20.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.

  In accordance with Section 102(b)(7) of the Delaware General Corporation Law ("DGCL"), the Company's Certificate of Incorporation includes a provision that eliminates, to the fullest extent permitted by law, the personal liability of members of its Board of Directors to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director. Such provision does not eliminate or limit the liability of a director (1) for any breach of a director's duty of loyalty to the Company or its stockholders, (2) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of a law, (3) for paying an unlawful dividend or approving an illegal stock purchase or redemption (as provided in Section 174 of the DGCL) or (4) for any transaction from which the director derived an improper personal benefit.

  Section 145 of the DGCL permits a corporation to indemnify any director or officer of the corporation against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. In a derivative action (i.e., one brought by or in the right of the corporation), indemnification may be made for expenses actually and reasonably incurred by any officer or director in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine that such person is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

  The DGCL also permits a corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer against any liability asserted against him and incurred by him in such capacity, or arising out of his status as such, whether or not the corporation has the power to indemnify him against that liability under Section 145 of the DGCL.

  Certain provisions of the Company's Certificate of Incorporation and Bylaws generally provide for the indemnification of and advancement of litigation expenses to the Company's directors and officers and such other persons designated by the Board of Directors of the Company as entitled to the benefits of indemnification against all liabilities, losses and expenses incurred in connection with any claim, action, suit or proceeding in which any of them become involved by reason of their service rendered to the Company or, at its request, to another entity; provided, however, that no such right to indemnification shall exist with respect to an action brought by an indemnitee against the Company unless certain conditions set forth in such provisions are satisfied. The provisions of the Company's Certificate of Incorporation and Bylaws are not exclusive of any other indemnification rights to which an indemnitee may be entitled, whether by contract or otherwise. The Company may also purchase liability insurance on behalf of its directors and officers, whether or not it would have the obligation or power to indemnity any of them under the terms of its Certificate of Incorporation.

  In addition, each of the control persons, officers and directors of each of the Subsidiary Guarantors is generally provided indemnification to the fullest extent allowed by the law of such Subsidiary Guarantor's respective jurisdiction of organization.

ITEM 21(A).  EXHIBITS

  The information required by this Item 21(a) is set forth in the Index to Exhibits accompanying this Registration Statement and is incorporated herein by reference.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
American Architectural Products Corporation

  The audits referred to in our report dated February 26, 1998 relating to the consolidated financial statements of American Architectural Products Corporation, which is contained in Item 8 of this Form 10-K included the audits of the financial statment schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

  In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                   BDO SEIDMAN, LLP

Troy, Michigan
February 26, 1998

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

          FROM DATE OF INCEPTION (JUNE 19, 1996) TO DECEMBER 31, 1996
                        AND YEAR ENDED DECEMBER 31, 1997

                                                                ADDITIONS
                                                       ---------------------------
                                         BALANCE        CHARGED TO     CHARGED TO                    BALANCE
                                       AT BEGINNING     COSTS AND         OTHER                     AT END OF
             DESCRIPTION                OF PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
             -----------               ------------    ------------    -----------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
From date of inception (June 19,
  1996) to December 31, 1996.........    $     --        $ 12,546      $  914,552(1)   $487,894(2)  $  439,204
Year ended December 31, 1997.........     439,204         (17,102)        491,864(2)     74,825(2)     839,141

WARRANTY OBLIGATIONS
From date of inception (June 19,
  1996) to December 31, 1996.........          --         369,324       4,627,412(1)    615,657      4,381,079
Year ended December 31, 1997.........   4,381,079       1,470,320         491,544(1)  1,517,216      4,825,727

---------------
(1) Purchased in business acquisitions

(2) Accounts deemed to be uncollectible

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders and Board of Directors of Eagle Window & Door, Inc. and Subsidiaries and
Taylor Building Products Company (Wholly-Owned Subsidiaries)

  We have audited in accordance with generally accepted auditing standards, the August 29, 1996 and December 31, 1995 financial statements included in this registration statement, and have issued our reports thereon dated January 31, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is the responsibility of the company's management. It is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   SEMPLE & COOPER, L.L.P.

Phoenix, Arizona
June 23, 1997

                   EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
                      AND TAYLOR BUILDING PRODUCTS COMPANY

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         ADDITIONS
                                                                   ----------------------
                                                       BALANCE AT  CHARGED TO  CHARGED TO                BALANCE
                                                       BEGINNING   COSTS AND     OTHER                  AT END OF
      PERIOD ENDED                DESCRIPTION          OF PERIOD    EXPENSES    ACCOUNTS    DEDUCTIONS    PERIOD
      ------------                -----------          ----------  ----------  ----------   ----------  ----------
August 29, 1996.........  Allowance for doubtful       $  445,418  $  425,595      $--      $   79,492  $  791,521
                          accounts
December 31, 1995.......  Allowance for doubtful       $  648,385  $  570,709      $--      $  773,676  $  445,418
                          accounts
August 29, 1996.........  Provision for obsolete       $1,623,500  $   70,000      $--      $1,218,985  $  474,515
                          inventory
December 31, 1995.......  Provision for obsolete       $1,555,000  $  462,905      $--      $  394,405  $1,623,500
                          inventory
August 29, 1996.........  Accrued warranty             $4,824,800  $  801,073      $--      $  998,461  $4,627,412
                          obligations
December 31, 1995.......  Accrued warranty             $5,149,800  $1,710,750      $--      $2,035,750  $4,824,800
                          obligations

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN ARCHITECTURAL PRODUCTS CORP.

March 31, 1998                                                                                    By: /s/ FRANK J. AMEDIA
                                                              -----------------------------------------------------------
                                                                                                          Frank J. Amedia
                                                                                    President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

===============================================================================================================
               Signature                                         Title                                Date
---------------------------------------------------------------------------------------------------------------

                                          Chairman of the Board of Directors                     March 31, 1998
---------------------------------------
George S. Hofmeister

/s/ FRANK J. AMEDIA                       President (Principal Executive Officer) and Director   March 31, 1998
---------------------------------------
Frank J. Amedia

/s/ RICHARD L. KOVACH                     Chief Financial Officer (Principal Financial           March 31, 1998
---------------------------------------   Officer)
Richard L. Kovach

/s/ JOSEPH DOMINIJANNI                    Treasurer and Director                                 March 31, 1998
---------------------------------------
Joseph Dominijanni

/s/ JOHN J. CAFARO                        Director                                               March 31, 1998
---------------------------------------
John J. Cafaro

/s/ W. R. JACKSON, JR.                    Director                                               March 31, 1998
---------------------------------------
W. R. Jackson, Jr.

                                          Director                                               March 31, 1998
---------------------------------------
John Masternick

                                          Director                                               March 31, 1998
---------------------------------------
James E. Phillips

/s/ CHARLES E. TREBILCOCK                 Director                                               March 31, 1998
---------------------------------------
Charles E. Trebilcock

/s/ JAMES K. WARREN                       Director                                               March 31, 1998
---------------------------------------
James K. Warren

                                 EXHIBIT INDEX

 2.1   Agreement and Plan of Merger, dated as of November 10, 1997, by and among American Architectural Products Corporation,
       BBPI Acquisition Corporation and Binnings Building Products,
       Inc. .......................................................    D
 2.2   Asset Purchase Agreement, dated as of November 10, 1997, by and among DCI/DWC Acquisition Corporation, Danvid Company,
       Inc. and Danvid Window Company. ............................    D
 2.3   Shareholders Agreement in Support of Asset Purchase
       Agreement, dated as of November 10, 1997, by and among
       Daniel Crawford, Karen Crawford, David Crawford, Paul Comer
       and DCI/DWC Acquisition Corporation. .......................    D
 2.4   Asset Purchase Agreement, dated as of December 10, 1997, by and among American Architectural Products Corporation,
       American Glassmith Acquisition Corporation and American
       Glassmith, Inc. ............................................    D
 2.5   Agreement, dated as of December 10, 1997, by and among
       American Architectural Products Corporation, Modern Window
       Acquisition Corporation and Modern Window Corporation. .....    D
 2.6   Agreement and Plan of Reorganization, dated October 25,
       1996, between Forte Computer Easy, Inc. and AAP Holdings,
       Inc. .......................................................    B
 3.1   Certificate of Incorporation of American Architectural
       Products Corporation. ......................................    C
 3.2   Bylaws of American Architectural Products Corporation. .....    C
 3.3   Certificate of Incorporation of American Glassmith
       Acquisition Corporation. ...................................    F
 3.4   Bylaws of American Glassmith Acquisition Corporation. ......    F
 3.5   Amended and Restated Certificate of Incorporation of
       Binnings Building Products, Inc. ...........................    F
 3.6   Bylaws of Binnings Building Products, Inc. .................    F
 3.8   Bylaws of Danvid Window Company. ...........................    F
 3.9   Certificate of Incorporation of Eagle & Taylor Company, as
       amended. ...................................................    F
 3.10  Bylaws of Eagle & Taylor Company. ..........................    F
 3.11  Articles of Incorporation of Forte, Inc. ...................    F
 3.12  Code of Regulations of Forte, Inc. .........................    F
 3.13  Certificate of Incorporation of Modern Window Acquisition
       Corporation. ...............................................    F
 3.14  Bylaws of Modern Window Acquisition Corporation. ...........    F
 3.15  Certificate of Incorporation of Thermetic Glass, Inc., as
       amended. ...................................................    F
 3.16  Bylaws of Thermetic Glass, Inc. ............................    F
 3.17  Articles of Incorporation of Western Insulated Glass,
       Co. ........................................................    F
 3.18  Bylaws of Western Insulated Glass, Co. .....................    F
 4.1   Form of American Architectural Products Corporation Common
       Stock Certificate. .........................................    E
 4.2   Indenture dated as of December 10, 1997 with respect to
       11 3/4% Senior Notes due 2007 among American Architectural
       Products Corporation, as issuer, American Glassmith
       Acquisition Corporation, BBPI Acquisition Corporation,
       DCI/DWC Acquisition Corporation, Eagle & Taylor Company,
       Forte, Inc., Modern Window Acquisition Corporation,
       Thermetic Glass, Inc., and Western Insulated Glass, Co., as
       subsidiary guarantors, and United States Trust Company of
       New York, as trustee. ......................................    D
10.1   1992 Incentive Stock Option Plan. ..........................    A
10.2   1996 Stock Option Plan. ....................................    C
10.3   Employment Agreement, dated November 17, 1997, between Frank
       J. Amedia and American Architectural Products
       Corporation. ...............................................    F
10.4a  Lease Agreement, dated December 1989, between Centre
       Consolidated Properties, Ltd. and Danvid Company, Inc. .....    F
10.4b  Lease Extension Agreement to Industrial Lease Agreement
       between Beltline Business Center Limited Partnership and
       Danvid Company, Inc. .......................................    F
10.5   Business Property Lease, dated as of June 25, 1996, between
       C. Lane Mally and Mallyclad Corporation. ...................    F
10.6a  Lease Agreement, dated November 28, 1990, between J.M.J.
       Partnership and The New Edgehill Co, Inc. ..................    F
10.6b  Lease Modification No. 1, dated October 19, 1992, between
       J.M.J. Partnership and The American Glassmith, Inc., f/k/a
       The New Edgehill Co., Inc. .................................    F
10.6c  Lease Modification No. 2, dated June 8, 1993, between J.M.J.
       Partnership and The American Glassmith, Inc. ...............    F
10.6d  Lease Modification No. 3, dated January 31, 1995, between
       J.M.J. Partnership and American Glassmith, Inc. ............    F

10.6e  Lease Modification No. 4, dated as of March 31, 1995,
       between J.M.J. Partnership and American Glassmith, Inc. ....    F
10.6f  Lease Modification No. 5, dated as of August 31, 1995,
       between J.M.J. Partnership and American Glassmith, Inc. ....    F
10.6g  Lease Modification No. 6, dated June 19, 1996, between
       J.M.J. Partnership and American Glassmith, Inc. ............    F
10.7   Lease Agreement, dated March 14, 1997, by and among Benny J.
       Ellis and Linda M. Ellis and Western Insulated Glass,
       Co. ........................................................    F
10.8   Purchase Agreement, dated as of December 4, 1997, by and
       among American Architectural Products Corporation, NatWest
       Capital Markets Limited and McDonald & Company Securities,
       Inc. .......................................................    D
10.9   Exchange and Registration Rights Agreement, dated as of
       December 10, 1997, by and among American Architectural
       Products Corporation, American Glassmith Acquisition
       Corporation, BBPI Acquisition Corporation, DCI/DWC
       Acquisition Corporation, Eagle & Taylor Company, Forte,
       Inc., Modern Window Acquisition Corporation, Thermetic
       Glass, Inc., Western Insulated Glass, Co., NatWest Capital
       Markets Limited and McDonald & Company Securities, Inc. ....    D
12     Statements re: Computation of Ratios........................    F
13     Annual Report...............................................    *
21     Subsidiaries of American Architectural Products
       Corporation.................................................    *
27     Financial Data Schedules....................................    *

 * Filed herewith.

A Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed November 22, 1996.

B Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 1996.

C Incorporated by reference to the Company's definitive Information Statement relating to the special meeting of shareholders held on April 1, 1997.

D Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 1997.

E Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10-SB filed April 17, 1997.

F Incorporated by reference to the Company's Registration Statement on Form S-4 filed January 15, 1998.

Item 14(b)

The Company filed one report on Form 8-K during the fourth quarter of 1997. The current report, dated December 10, 1997, reported the acquisitions by the Company of Binnings, Danvid, American Glassmith and Modern and the Offering by the Company pursuant to Rule 144A of its $125,000,000 11 3/4% Senior Notes due 2007.