Form 10-K/A
period 1997-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1998-04-14
CIK 940034

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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


FORWARD-LOOKING STATEMENTS


Certain statements in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company contends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, changes in general economic conditions, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired companies and industry specific factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


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

                                       AMERICAN ARCHITECTURAL PRODUCTS CORP.


April 13, 1998                                                                                    By: /s/ FRANK J. AMEDIA
                                                              -----------------------------------------------------------
                                                                                                          Frank J. Amedia
                                                                                    President and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


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