Form 10-Q
period 1998-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1998-05-15
CIK 940034

                                    FORM 10-Q

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________________to____________________.

                         Commission file number: 0-25634
                                                 -------

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

     Common stock, $.001 par value, 13,458,479 shares outstanding at March 31, 1998

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



                         Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
                  American Architectural Products Corporation
                  For the three months ended March 31, 1998 and 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          Part II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


                                   SIGNATURES

Item 1.  FINANCIAL STATEMENTS

                   American Architectural Products Corporation
                           Consolidated Balance Sheets


                                                                                              (Unaudited)
                                                                       December 31              March 31
                                                                          1997                    1998
                                                                  ---------------------------------------

                                 Assets
                                 ------

Current Assets
    Cash and cash equivalents                                         $  40,132,238         $  23,418,656
    Accounts receivable                                                  18,737,290            20,884,572
    Inventories                                                          21,458,399            24,964,808
    Prepaid expenses and other current assets                             1,619,946             1,499,358
                                                                  ---------------------------------------
         Total Current Assets                                            81,947,873            70,767,394
                                                                  ---------------------------------------

Noncurrent Assets
    Property and equipment, net                                          37,947,648            47,696,220
    Cost in excess of net assets acquired, net of amortization           29,846,895            32,541,316
    Deferred financing costs                                              5,985,360             6,096,745
    Deposits and other assets                                             2,595,933             4,050,287
                                                                  ---------------------------------------
         Total Noncurrent Assets                                         76,375,836            90,384,568
                                                                  ---------------------------------------

               Total Assets                                           $ 158,323,709         $ 161,151,962
                                                                  =======================================


                   Liabilities & Stockholders' Equity
                   ----------------------------------

Current Liabilities
    Accounts payable                                                  $   9,352,228         $   9,902,648
    Accrued expenses                                                      8,497,788            13,398,493
    Accrued warranty obligations--current portion                         1,991,544             1,942,507
    Capital lease obligations--current portion                              573,161               760,832
    Long term debt--current maturities                                       60,848                  --
                                                                  ---------------------------------------
         Total Current Liabilities                                       20,475,569            26,004,480
                                                                  ---------------------------------------

Long-Term Liabilities
    Long-term debt, less current maturities                             125,114,401           125,000,000
    Long-term capital lease obligations, less current portion               769,620               470,298
    Accrued warranty obligations, less current portion                    2,834,183             2,735,379
    Other liabilities                                                     3,548,801             3,826,760
                                                                  ---------------------------------------
         Total Long-Term Liabilities                                    132,267,005           132,032,437

                                                                  ---------------------------------------
               Total Liabilities                                        152,742,574           158,036,917
                                                                  ---------------------------------------

Stockholders' Equity:
    Common stock, $.001 par, authorized 100,000,000 shares;
         outstanding 13,458,479 shares                                       13,458                13,458
    Additional paid in capital                                            6,310,641             6,453,641
    Accumulated deficit                                                    (742,964)           (3,352,054)
                                                                  ---------------------------------------
         Total Stockholders' Equity                                       5,581,135             3,115,045
                                                                  ---------------------------------------

               Total Liabilities & Stockholders' Equity               $ 158,323,709         $ 161,151,962
                                                                  =======================================





See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Operations



                                                                     (Unaudited)
                                                                    For the Three
                                                                Months Ended March 31
                                                                  1997              1998
                                                         ------------------------------------


Net Sales                                                     $ 16,641,339      $ 45,608,166
Cost of Sales                                                   13,522,998        36,494,178
                                                         ------------------------------------

      Gross Profit                                               3,118,341         9,113,988

Selling Expense                                                  1,502,168         4,484,131
General and Administrative Expenses                              1,846,532         4,918,444
                                                         ------------------------------------

      Loss from Operations                                        (230,359)         (288,587)

Interest Expense                                                   614,760         3,678,452
Interest Income                                                          -          (355,476)
Other Expense                                                       12,587            91,644
                                                         ------------------------------------

      Loss Before Taxes                                           (857,706)       (3,703,207)

Income Tax Benefit                                                (343,007)       (1,094,117)
                                                         ------------------------------------

      Net Loss                                                  $ (514,699)     $ (2,609,090)
                                                         ====================================




See accompanying notes to consolidated financial statements

American Architectural Products Corporation
Consolidated Statements of Cash Flows


                                                                                                    (Unaudited)
                                                                                                   For the Three
                                                                                                Months Ended March 31
                                                                                                1997              1998
                                                                                     ------------------------------------

Cash Flows from Operating Activities:
        Net loss                                                                            $ (514,699)     $ (2,609,090)
        Adjustment to reconcile net loss to cash from
              operating activities
                    Depreciation and amortization                                              632,936         1,576,803
        Changes in operating assets and liabilities:
                    Accounts receivable, net                                                  (402,237)       (1,782,119)
                    Inventories                                                               (245,364)         (499,765)
                    Prepaid expenses and other current assets                                  168,560          (314,548)
                    Accounts payable                                                          (818,839)          332,146
                    Accrued expenses                                                          (762,070)        1,172,883
                    Other                                                                     (363,289)          249,832
                                                                                     ------------------------------------

                                        Net cash from operating activities                  (2,305,002)       (1,873,858)
                                                                                     ------------------------------------
Cash Flows from Investing Activities:

        Acquisition of business, net of cash acquired                                         (969,556)      (14,419,674)
        Sale of business                                                                             -         1,186,000
        Purchase of property and equipment                                                    (192,252)       (1,319,150)
        Other, net                                                                             (45,247)                -
                                                                                     ------------------------------------

                                        Net cash from investing activities                  (1,207,055)      (14,552,824)
                                                                                     ------------------------------------
Cash Flows from Financing Activities:

        Net activity on line-of-credit                                                       2,414,610                 -
        Payments on long-term debt                                                            (194,743)         (175,249)
        Proceeds from long-term debt                                                         1,100,000                 -
        Capital lease payments                                                                (136,339)         (111,651)
                                                                                     ------------------------------------

                                        Net cash from financing activities                   3,183,528          (286,900)
                                                                                     ------------------------------------

Net Decrease in Cash and cash equivalents                                                     (328,529)      (16,713,582)

Cash and cash equivalents, Beginning Balance                                                   964,062        40,132,238
                                                                                     ------------------------------------

Cash and cash equivalents, Ending Balance                                                    $ 635,533      $ 23,418,656
                                                                                     ====================================

See accompanying notes to consolidated financial statements

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the Company) is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly owned subsidiaries, Eagle & Taylor Company
(ETC), Forte, Inc. (Forte), Western Insulated Glass, Co. (Western), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), American Glassmith Corporation (American Glassmith), Modern Window Corporation (Modern) and VinylSource, Inc. (VinylSource).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of the Company for the year ended December 31, 1997 included in the annual report on Form 10-K.

2. Acquisitions & Divestitures

Acquisition of Western
On March 14, 1997, the Company acquired all of the stock of Western. Western is based in Phoenix, Arizona and manufactures custom residential aluminum windows and doors. The acquisition was accounted for as a purchase. The purchase price approximated $2,400,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $1,976,000, property and equipment and other noncurrent assets of $961,000 and current liabilities of $537,000. Notes to sellers approximating $779,000 and term notes to banks in the amounts of $200,000 and $900,000 were used to finance this acquisition. The accounts of Western are included in the Company's consolidated financial statements from the March 14, 1997 acquisition date.

Acquisition of Thermetic
On July 18, 1997, the Company acquired all of the stock of Thermetic, a Toluca, Illinois manufacturer of residential vinyl windows. The acquisition was accounted for as a purchase. The purchase price approximated $4,500,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $1,700,000, property and equipment of $2,300,000, current liabilities of $1,400,000 and long-term liabilities of $2,100,000. Costs in excess of net assets acquired of $4,000,000 were recorded and is being amortized over 25 years.

The Thermetic acquisition was financed through the issuance of $2,500,000 in convertible secured debentures to the seller, the issuance of 384,000 shares of the Company's common stock and a commitment to issue an aggregate number of additional shares of the Company's common stock eighteen months after closing, having a market price of $1,000,000 when issued. The accounts of Thermetic are included in the Company's consolidated financial statements from the July 18, 1997 acquisition date. The convertible secured debentures were settled in December 1997 with a portion of the proceeds from the issuance of $125,000,000 of 11 3/4% Senior Notes due on December 1, 2007 (Senior Notes).

Acquisitions of Binnings, Danvid, American Glassmith and Modern
On December 10, 1997, the Company acquired all of the outstanding common stock of Binnings and substantially all of the assets of Danvid, American Glassmith and Modern. Binnings, located in Lexington, North Carolina, manufactures residential vinyl windows and aluminum windows and storm doors. Danvid, located in Carrollton, Texas, manufactures and installs residential aluminum windows and doors and vinyl windows. American Glassmith, located in Columbus, Ohio, manufactures decorative glass lites and laminated glass. Modern, located in Oak Park, Michigan, manufactures residential vinyl windows and doors. Each of these acquisitions was accounted for as a purchase. The purchase prices and allocations of these purchase prices are as follows:


                                                                                         Modern &
                                                                                         American
                                                           Binnings        Danvid       Glassmith
                                                        -------------- --------------- -----------

Purchase Price                                          $ 26,987,000   $ 19,374,000    $ 5,704,000
                                                        ============   ============    ===========

Allocation
   Current assets                                       $ 13,281,000   $  5,343,000    $ 2,526,000
   Property and equipment                                 14,667,000      1,876,000      2,785,000
   Other assets                                              157,000      2,151,000         50,000
   Current liabilities                                     4,521,000      3,048,000        907,000
   Long-term liabilities                                   1,323,000      2,151,000        342,000
                                                        ------------   ------------    -----------
Net Assets Acquired                                     $ 22,261,000   $  4,171,000    $ 4,112,000
                                                        ============   ============    ===========


Cost in Excess of Net Assets Acquired                   $  4,726,000   $ 15,203,000    $ 1,592,000
                                                        ============   ============    ===========


The accounts of Binnings, Danvid, American Glassmith and Modern are included in the Company's consolidated financial statements from the December 10, 1997 acquisition date. These acquisitions were financed primarily with a portion of the proceeds from the issuance of the Senior Notes. Cost in excess of net assets acquired is being amortized over 25 years.

Acquisition of VinylSource
On January 23, 1998, the Company acquired substantially all of the assets of the vinyl division of Easco Corporation, an Austintown, Ohio manufacturer of vinyl extrusions for the fenestration industry, and operates the facility through its wholly-owned subsidiary VinylSource. The purchase price approximated $13,475,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $4,654,000, property and equipment and other noncurrent assets of $9,929,000 and current liabilities of $1,108,000. The Company used cash to finance the acquisition. The accounts of VinylSource are included in the Company's consolidated financial statements from the January 23, 1998 acquisition date.

The following pro forma information for the three months ended March 31, 1997 has been prepared assuming that the acquisition of Western, Thermetic, Binnings, Danvid, American Glassmith and Modern and the offering of the Senior Notes had occurred at the beginning of that period. The acquisition made in 1998 was not a material business combination for the Company, and accordingly, no pro forma effect is given to this acquisition. The pro forma information includes adjustments to interest expense for the offering of the Senior Notes, adjustments to selling, general and administrative expenses for decreases in compensation expenses for certain officers and members of Board of Directors of the acquired companies, adjustments to depreciation expense based on the fair market value of the property and equipment acquired and amortization of cost in excess of net assets acquired arising from the acquisitions. The pro forma earnings per share information reflect the effects of a reverse stock split in April 1997. The pro forma sales and net income (loss) amounts are as follows for the quarter ended March 31, 1997:


Sales                                                                  $ 40,955
Net loss                                                                    (44)
Net loss per share                                                         --

In February 1998, the Company signed a Letter of Intent with Louisiana-Pacific Corporation to purchase its Weather-Seal division. This division consists of six manufacturing facilities throughout Ohio producing aluminum and vinyl extrusions, and wood and vinyl windows. The Letter of Intent required the Company to make a $1 million deposit into an escrow account which will be applied toward the purchase price. The deposit will be considered a termination fee payable to Louisiana-Pacific in the event the transaction does not close because the Company abandons or otherwise fails to consummate the transaction unless because of the discovery or occurrence of any material or adverse condition.

On March 1, 1998, the Company sold its Mallyclad division to a related party for $1.2 million. Mallyclad manufactures vinyl laminates for steel and aluminum consumer and commercial customers. The Company sold this division at its basis and therefore recognized no gain or loss on the sale.

3. Net Loss Per Share

Basic loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. The effect of common stock options and warrants are not dilutive and therefore, the Company's diluted loss per share would not differ. A summary of the basic loss per share amounts for the quarters ended March 31 is follows.


                                                  1997                   1998
                                            ------------------------------------

      Net loss                              $   (514,699)          $ (2,609,090)
      Shares                                  12,581,054             13,458,479
          Basic loss per share              $      (0.04)          $      (0.14)


4. Inventories

Inventories at March 31, 1998 consisted of the following:


       Raw materials                                     $12,632,000
       Work-in-process                                     3,506,000
       Finished goods                                      8,827,000
                                                        ------------
                                                         $24,965,000
                                                        ============

5.  Comprehensive Income

On January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the quarter ended March 31, 1998, comprehensive income (loss) for the Company does not differ from net income (loss).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management's Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 1998 and 1997

Sales
Sales for the three months ended March 31, 1998 increased to $45.6 million from $16.6 million for the quarter ended March 31, 1997. The $29.0 million increase is primarily due to $27.2 million in sales volume from the inclusion of Western, Thermetic, Binnings, Danvid, American Glassmith, Modern and VinylSource, the companies acquired in 1997 and 1998, and a $1.8 million increase in sales at the Company's wood and aluminum-clad wood window manufacturer. This unit's increase in sales has resulted primarily from higher volumes associated with more favorable weather conditions during the first quarter.

Gross Profit
The Company's gross profit increased to $9.1 million for the quarter ended March 31, 1998 from $3.1 million for the quarter ended March 31, 1997. The increase of $6.0 million resulted primarily from $5.8 million of gross profit added by the acquired companies. The Company's gross margin was 20.0% and 18.7% for the quarters ended March 31, 1998 and 1997, respectively. The acquired companies discussed above are generating a weighted-average gross margin of 23.9%. Additionally, the Company's wood and aluminum-clad wood window manufacturer has benefited from higher volumes absorbing overhead.

Selling, General & Administrative Expenses
Selling, general & administrative expenses were $9.4 million for the quarter ended March 31, 1998 as compared with $3.3 million for the quarter ended March 31, 1997. Selling, general & administrative expenses relating to the inclusion of the acquired companies were $4.7 million. The remainder of the $6.1 million increase is due to $1.4 million in increased costs associated with the operation and administration of a larger and more diversified window and door manufacturer.

Loss from Operations
The Company had a loss from operations of $0.3 million during the quarter ended March 31, 1998 as compared with $0.2 million for the quarter ended March 31, 1997. Operating income from the newly acquired companies amounted to $1.2 million and was offset by the increased operational and administrative costs discussed above.

Interest Expense
Interest expense for the quarter ended March 31, 1998 was $3.7 million compared to interest expense of $0.6 million for the quarter ended March 31, 1997. The increase is due to the additional indebtedness the Company incurred in late 1997. In December 1997, the Company issued $125 million of 11 3/4 % Senior Notes due 2007. Approximately $33.0 million of the proceeds of the Notes were used to pay down existing debt facilities. The weighted-average interest rate on the Company's debt and leases during the first quarter of 1997 was approximately 9.8%.

Income Taxes
The Company has recorded income tax benefits in the amount of $1.1 million. The Company has established a seasonal pattern of losses in the first quarter offset by income in later quarters of the year. Therefore, income tax benefits of $1.1 million have been realized in the quarter ended March 31, 1998 because the tax benefits are expected to be realized during the year.

Liquidity and Capital Resources

Cash used in investing activities amounted to $14.6 million for the quarter ended March 31, 1998 and resulted primarily from the acquisition of VinylSource and the deposit in connection with the proposed acquisition of the Louisiana-Pacific Weather-Seal division. Additionally, the Company purchased approximately $1.3 million in property and equipment during the period. The Company received approximately $1.2 million in cash from the sale of its Mallyclad division.

Cash used in financing activities in the quarter ended March 31, 1998 amounted to $0.4 million. The Company paid off $0.2 million in principal on one outstanding term note maintained at a subsidiary. Additionally, the Company made $0.2 million in payments on capital lease obligations.

The Company believes that cash flow from operations together with other sources of funds, will be adequate to meet its anticipated requirements for working capital, capital expenditures and debt service costs.


Seasonality

The Company's business is seasonal since its primary revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions of the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse impact on the demand for fenestration products. Traditionally, the Company's lowest sales levels occur in the first and fourth quarters which is generally consistent with the cycle of the building products industry. The Company believes that its 1997 acquisitions in the southwestern and southeastern United States will minimize the risk to the Company for potentially unusual inclement weather conditions in the midwest and the northeast. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital, and borrowings to satisfy working capital requirements, are usually at their highest level during the second and third quarters.


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

                          PART II -- OTHER INFORMATION
                    Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        4.3 Amendment No. 1, dated as of April 15, 1998, to the Indenture dated as of December 10, 1997 with respect to 11 3/4% Senior Notes due 2007.

        4.4 First Supplemental Indenture, dated as of April 15, 1998, by and among American Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc., Danvid Window Company, American Glassmith Acquisition Corporation, Modern Window Acquisition Corporation, VinylSource, Inc., AAPC One Acquisition Corporation, AAPC Two Acquisition Corporation, Denver Window Acquisition Corporation, Eagle Window & Door Center, Inc., Weather-Seal Acquisition Corporation and United States Trust Company of New York.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: May 15, 1998           /s/ Frank J. Amedia
                                 -----------------------
                                 Frank J. Amedia
                                 President & Chief Executive Officer

                                 /s/ Richard L. Kovach
                                 -----------------------
                                 Richard L. Kovach
                                 Chief Financial Officer