Form 10-Q/A
period 1998-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1998-05-20
CIK 940034

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


                                                  1997                   1998
                                            ------------------------------------

      Net loss                              $   (514,699)          $ (2,609,090)
      Shares                                  12,581,054             13,458,479
          Basic loss per share              $      (0.04)          $      (0.19)


4. Inventories

Inventories at March 31, 1998 consisted of the following:


       Raw materials                                     $12,632,000
       Work-in-process                                     3,506,000
       Finished goods                                      8,827,000
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

Gross Profit
The Company's gross profit increased to $9.1 million for the quarter ended March 31, 1998 from $3.1 million for the quarter ended March 31, 1997. The increase of $6.0 million resulted primarily from $5.8 million of gross profit added by the acquired companies. The Company's gross margin was 20.0% and 18.7% for the quarters ended March 31, 1998 and 1997, respectively. The acquired companies discussed above are generating a weighted-average gross margin of 21.3%. Additionally, the Company's wood and aluminum-clad wood window manufacturer has benefited from higher volumes absorbing overhead.

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

Cash used in financing activities in the quarter ended March 31, 1998 amounted to $0.3 million. The Company paid off $0.2 million in principal on one outstanding term note maintained at a subsidiary. Additionally, the Company made $0.1 million in payments on capital lease obligations.

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

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: May 19, 1998           /s/ Frank J. Amedia
                                 -----------------------
                                 Frank J. Amedia
                                 President & Chief Executive Officer

                                 /s/ Richard L. Kovach
                                 -----------------------
                                 Richard L. Kovach
                                 Chief Financial Officer