Form 10-Q
period 1998-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1998-08-14
CIK 940034

                                    FORM 10-Q

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________________to________________________.

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

         Common stock, $.001 par value, 13,487,354 shares outstanding at June 30, 1998

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



                         Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
             American Architectural Products Corporation
                 As of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          Part II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


                                   SIGNATURES

Item 1.  FINANCIAL STATEMENTS

                   American Architectural Products Corporation
                           Consolidated Balance Sheets


                                                                                                     (Unaudited)
                                                                                  December 31          June 30
                                                                                     1997               1998
                                                                           --------------------------------------
                                  Assets
                                  ------

Current Assets
    Cash                                                                        $  40,132,238      $   4,714,189
    Accounts receivable                                                            18,737,290         32,906,514
    Inventories                                                                    21,458,399         34,943,871
    Prepaid expenses and other current assets                                       1,619,946          1,214,194
                                                                           --------------------------------------
         Total Current Assets                                                      81,947,873         73,778,768

Other Assets
    Property and equipment, net                                                    37,947,648         77,685,280
    Cost in excess of net assets acquired, net                                     29,846,895         32,096,560
    Deferred financing costs, net                                                   5,985,360          6,736,544
    Deposits and other assets                                                       2,595,933          3,256,756
                                                                           --------------------------------------
         Total Noncurrent Assets                                                   76,375,836        119,775,140

               Total Assets                                                     $ 158,323,709      $ 193,553,908
                                                                           ======================================


                    Liabilities & Stockholders' Equity
                    ----------------------------------

Current Liabilities
    Accounts payable                                                            $   9,352,228      $  15,316,721
    Accrued expenses                                                                8,497,788         12,746,300
    Accrued warranty obligations--current portion                                   1,991,544          1,857,609
    Capital lease obligations--current portion                                        573,161            711,342
    Line of credit                                                                          -         19,739,033
    Long term debt--current portion                                                    60,848          7,500,000
                                                                           --------------------------------------
         Total Current Liabilities                                                 20,475,569         57,871,005

Long-Term Liabilities
    Long-term debt, less current maturities                                       125,114,401        125,000,000
    Long-term capital lease obligations, less current portion                         769,620            368,202
    Accrued warranty obligations, less current portion                              2,834,183          2,651,312
    Other liabilities                                                               3,548,801          4,429,502
                                                                           --------------------------------------
         Total Long-Term Liabilities                                              132,267,005        132,449,016

                                                                           --------------------------------------
               Total Liabilities                                                  152,742,574        190,320,021

Stockholders' Equity:
    Common stock, $.001 par, authorized 100,000,000 shares;
         outstanding 13,458,479 shares and 13,487,354 shares
         at December 31, 1997 and June 30, 1998, respectively                          13,458             13,487
    Additional paid in capital                                                      6,310,641          6,453,612
    Accumulated deficit                                                              (742,964)        (3,233,212)
                                                                           --------------------------------------
         Total Stockholders' Equity                                                 5,581,135          3,233,887

               Total Liabilities & Stockholders' Equity                         $ 158,323,709      $ 193,553,908
                                                                           ======================================





    See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Operations


                                                                              (Unaudited)
                                                            For the Three                          For the Six
                                                         Months Ended June 30                  Months Ended June 30
                                                         1997             1998                1997              1998
                                                    ------------------------------        -------------------------------


Net sales                                           $ 22,968,393      $ 61,637,868        $ 39,609,732       $107,246,034
Cost of sales                                         17,490,571        47,049,974          31,013,569         83,544,152
                                                    ------------------------------        -------------------------------

      Gross profit                                     5,477,822        14,587,894           8,596,163         23,701,882

Selling expense                                        1,681,836         5,532,039           3,184,004         10,016,170
General and administrative expenses                    2,082,803         5,288,404           3,929,335         10,206,848
                                                    ------------------------------        -------------------------------

      Income from operations                           1,713,183         3,767,451           1,482,824          3,478,864

Interest expense                                         781,551         3,762,944           1,396,311          7,441,396
Interest income                                                -          (242,660)                  -           (598,136)
Other (income) expense                                   (53,407)           57,259             (40,820)           148,903
                                                    ------------------------------        -------------------------------

      Income (loss) before taxes                         985,039           189,908             127,333         (3,513,299)

Income tax provision (benefit)                           389,546            71,066              46,539         (1,023,051)
                                                    ------------------------------        -------------------------------

      Net income (loss)                             $    595,493      $    118,842        $     80,794       $ (2,490,248)
                                                    ==============================        ===============================




      See accompanying notes to consolidated financial statements

                 American Architectural Products Corporation
                    Consolidated Statements of Cash Flows



                                                                                   (Unaudited)
                                                                                   For the Six
                                                                              Months Ended June 30
                                                                             1997              1998
                                                                        ------------------------------

Cash flows from operating activities:
    Net income (loss)                                                   $     80,794      $ (2,490,248)
    Adjustments to reconcile net income to cash from
        operating activities
              Depreciation                                                   994,981         2,480,263
              Amortization                                                   200,288         1,061,711
              Gain on sale of fixed assets                                    (1,817)              -
    Changes in operating assets and liabilities:
              Accounts receivable, net                                    (1,750,163)       (9,304,617)
              Inventories                                                   (499,237)       (1,223,136)
              Prepaid expenses and other current assets                     (435,141)          (23,200)
              Accounts payable                                            (1,640,572)        4,777,459
              Accrued expenses                                              (480,651)         (527,719)
              Other                                                         (149,315)          253,480
                                                                        ------------------------------
                                 Net cash from operating activities       (3,680,833)       (4,996,007)
                                                                        ------------------------------


Cash flows from investing activities:

    Acquisition of businesses, net of cash acquired                         (938,964)      (47,621,962)
    Sale of business                                                             -           1,186,000
    Purchase of property and equipment                                      (544,617)       (3,240,627)
    Other, net                                                              (125,247)              -
                                                                        ------------------------------
                                 Net cash from investing activities       (1,608,828)      (49,676,589)
                                                                        ------------------------------


Cash flows from financing activities:

    Net borrowings on line-of-credit                                       4,183,379        19,739,033
    Payments on long-term debt                                              (947,262)         (175,249)
    Proceeds from long-term debt                                           1,100,000               -
    Capital lease payments                                                  (273,530)         (343,237)
    Proceeds from preferred stock, Series B                                  400,000               -
    Other                                                                    250,000            34,000
                                                                        ------------------------------
                                 Net cash from financing activities        4,712,587        19,254,547
                                                                        ------------------------------


Net decrease in cash                                                        (577,074)      (35,418,049)

Cash, beginning balance                                                      964,062        40,132,238
                                                                        ------------------------------

Cash, ending balance                                                    $    386,988      $  4,714,189
                                                                        ==============================


    See accompanying notes to consolidated financial statements

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential, non-residential and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co. ("Western"), Thermetic Glass, Inc. ("Thermetic"), Binnings Building Products, Inc. ("Binnings"), Danvid Window Company ("Danvid"), American Glassmith Corporation ("American Glassmith"), Modern Window Corporation ("Modern"), VinylSource, Inc. ("VinylSource"), Denver Window Corporation ("Denver") and American Weather-Seal Company ("Weather-Seal").

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

2. Acquisitions & Divestiture

Acquisition of VinylSource
On January 23, 1998, the Company acquired substantially all of the assets of the vinyl division of Easco, Inc., an Austintown, Ohio manufacturer of vinyl extrusions for the fenestration industry, and operates the facility through its wholly-owned subsidiary VinylSource. The purchase price approximated $13,475,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $4,654,000, property and equipment and other noncurrent assets of $9,929,000 and current liabilities of $1,108,000. The Company used cash to finance the acquisition. The accounts of VinylSource are included in the Company's consolidated financial statements from the January 23, 1998 acquisition date.

Divestiture of Mallyclad Corporation

On March 1, 1998, the Company sold Mallyclad Corporation, a division of Eagle & Taylor Company, to a related party, for approximately $1.2 million. The Company sold this division, a manufacturer of vinyl laminates for steel and aluminum consumer and commercial customers, at its basis and therefore recognized no gain or loss on this transaction.

Acquistion of Denver

On April 16, 1998, the Company acquired substantially all of the assets of Denver. The acquisition was accounted for as a purchase. The purchase price approximated $221,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $396,000, property and equipment of $67,000 and current liabilities of $242,000. The Company used cash to finance the acquisition. The accounts of Denver are included in the Company's consolidated financial statements from the April 16, 1998 acquisition date.

Acquisition of Weather-Seal
On June 12, 1998, the Company acquired substantially all of the assets of the Weather-Seal division of Louisiana-Pacific Corporation. The acquisition was accounted for as a purchase, with the purchase price of $40,000,000 allocated to net assets acquired based on estimated fair market values including current assets of $13,800,000, property and equipment of $29,500,000, current liabilities of $2,600,000 and long-term liabilities of $700,000.

The acquisition was financed with $16,600,000 in borrowings from the Company's line-of-credit facility, $7,500,000 in a subordinated seller note (the "Seller Note") and the remainder with cash. The accounts of Weather-Seal are included in the Company's consolidated financial statements from the June 12, 1998 acquisition date. See Note 6 regarding financing arrangements.

The following pro forma information for the six months ended June 30, 1997 has been prepared assuming that the acquisitions of Western, Thermetic, Binnings, Danvid, American Glassmith, Modern, VinylSource, Denver and Weather-Seal (collectively, the "Acquisitions"), the December 10, 1997 offering of the $125 million of 11 3/4% Senior Notes due 2007 (the "Senior Notes"), the issuance of the Seller Note and the advances on the line-of-credit facility relating to the Acquisitions, as well as the sale of Mallyclad, had occurred at the beginning of that period. The pro forma information for the six months ended June 30, 1998 has been prepared assuming that the acquisitions of VinylSource, Denver and Weather-Seal (collectively, the "1998 Acquisitions") and the sale of Mallyclad had occurred at the beginning of that period. The pro forma information includes adjustments to interest expense for the offering of the Senior Notes, Seller Note and the Company's line-of-credit facility, adjustments to selling, general and administrative expenses for decreases in compensation expenses for certain officers and members of Board of Directors of the acquired companies, adjustments to depreciation expense based on the fair market value of the property and equipment acquired, adjustments to amortization for cost in excess of net assets acquired arising from the acquisitions and adjustments to income taxes. The pro forma sales and net loss amounts are as follows for the six months ended June 30:


                                                             1997                1998
                                                   ----------------------------------
        Sales                                           $ 125,229           $ 128,645
        Net loss                                           (5,781)             (3,850)
        Net loss per share - basic and diluted               (.43)               (.28)


3. Net Income (Loss) Per Share

Basic income (loss) per common share amounts were computed by dividing net income (loss) by the weighted average number of common shares outstanding. A summary of the basic and dilutive income (loss) per share amounts for the three and six months ended June 30 is as follows.


                                               Three months                    Six months
                                       --------------------------------------------------------------
                                            1997            1998            1997               1998
                                       --------------------------------------------------------------
Net income (loss)                      $   595,493     $   118,842     $    80,794     $   (2,490,248)
Shares                                  12,374,474      13,785,767      12,616,405         13,772,199
   Basic income (loss) per share       $       .05     $       .01     $       .01     $         (.18)

Effect of dilutive securities              461,652         508,770         373,308                  -
   Diluted income (loss) per share     $       .05     $       .01     $       .01     $         (.18)

The weighted average number of common shares outstanding for the three and six months ended June 30, 1998 include 300,000 additional common shares issuable in January 1999 in connection with the Thermetic acquisition based on average market prices.

4. Inventories

Inventories at June 30 consisted of the following:


                                                    1998
                                            ---------------------
      Raw materials                         $     18,028,000
      Work-in-process                              4,658,000
      Finished goods                              12,258,000
                                            ---------------------
                                            $     34,944,000
                                            =====================

5.  Comprehensive Income

On January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the six months ended June 30, 1998, comprehensive income for the Company does not differ from net income.

6.    Financing Arrangements

In connection with the Company's acquisition of Weather-Seal on June 12, 1998, the Company issued an unsecured subordinated promissory note to the seller in the amount of $7.5 million. The note bears interest based on LIBOR plus 1.5% and is due June 30, 1999 unless the Company consummates a debt or equity offering, in which case the Company is required to repay the note in full from the proceeds therefrom. The interest rate at June 30, 1998 was 7.3%.

In June 1998, the Company secured a revolving credit facility to provide additional liquidity of up to $25 million. The facility has a three year term, is secured by substantially all assets of the Company and bears interest based on one of two options at the Company's election, a LIBOR based rate or an alternative rate based on the bank's rate in effect. The Company used approximately $16.6 million to pay a portion of the Weather-Seal acquisition. At June 30, 1998, the Company had $5.3 million available under the facility, which has certain restrictive covenants, the most significant of which pertain to fixed charge coverage and minimum net worth. Borrowings on the facility were bearing interest at a rate of 8.75% at June 30, 1998.

7.    Subsequent Events

In August 1998, the Company entered into definitive agreements to acquire TSG Industries, Inc. ("TSG"), NuSash of Indianapolis, Inc. and Jarar Window Systems, Inc. (together, "NuSash"), RC Aluminum Industries, Inc. ("RC Aluminum") and four affiliated corporations located in the southwest region of the United States (the "Southwestern U.S. Businesses").

The Company has also entered into letters of intent to acquire Airmaster Window Systems, Inc. ("Airmaster") and Northern Building Products, Inc. ("Northern"). TSG is a fabricator and installer of engineered glazing systems, including glass windows, walls and doors and aluminum curtain walls for large non-residential construction projects. NuSash distributes Weather-Seal and other vinyl replacement windows for residential use. RC Aluminum manufactures a wide range of non-residential fenestration products including windows, sliding glass doors, railings and curtain walls and specializes in prestigious high-rise development projects. The Southwestern U.S. Businesses distribute aluminum windows and doors, dimensional lumber and millwork to contractors in various metropolitan areas for residential applications. Airmaster, located in Harrison, New York, is a distributor and installer of non-residential, architectural and monumental windows and primarily sells its products in New York City and the surrounding areas. Northern, a manufacturer of double-hung, casement, fixed and sliding aluminum windows and sliding and swing doors, is principally distributed by Airmaster.

The total purchase price of the above pending acquisitions is collectively estimated to be $94.0 million. The cash portion of this purchase price is estimated to approximate $84.5 million and is expected to be financed from the proceeds of an equity offering by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management's Discussion and Analysis of Results of Operations


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net Sales
Net sales for the three months ended June 30, 1998 increased to $61.6 million from $23.0 million for the three months ended June 30, 1997. The $38.6 million increase is primarily due to $36.0 million in incremental sales volumes as a result of the acquisition of Thermetic, Binnings, Danvid, American Glassmith, Modern, VinylSource, Denver and Weather-Seal and a $2.3 million increase in net sales at the Company's wood and aluminum-clad wood window manufacturer. This unit's increase in sales has resulted primarily from higher volumes associated with its existing customer base.

Gross Profit
The Company's gross profit increased to $14.6 million for the three months ended June 30, 1998 from $5.5 million for the three months ended June 30, 1997. The increase of $9.1 million resulted primarily from $8.5 million of gross profit added by the acquired companies. The remaining portion of the gross profit increase was generated by the Company's wood and aluminum-clad wood window manufacturer. The Company's gross margin was 23.7% and 23.8% for the three months ended June 30, 1998 and 1997, respectively. The companies acquired in 1997 and 1998 generated a gross margin of 23.7%. The Company's wood and aluminum-clad wood window manufacturer has generated a higher margin resulting from increased sales volumes; however, this has been offset in part by a negative margin at the Company's non-residential aluminum contract window manufacturer.

Selling, General & Administrative Expenses
Selling, general & administrative expenses were $10.8 million for the three months ended June 30, 1998 compared to $3.8 million for the three months ended June 30, 1997. Selling, general & administrative expenses relating to the inclusion of the companies acquired in 1997 and 1998 were $5.6 million. The remainder of the $7.0 million increase is primarily due to $1.0 million in increased costs associated with the administration of a larger and more diversified window and door manufacturer.

Income from Operations
The Company had income from operations of $3.8 million for the three months ended June 30, 1998 compared to $1.7 million for the three months ended June 30, 1997. Operating income from the acquired companies amounted to $2.9 million and was partially offset by the increased administrative costs totaling $1.0 million.

Interest Expense
Interest expense for the three months ended June 30, 1998 was $3.8 million compared to interest expense of $0.8 million for the three months ended June 30, 1997. The increase is due primarily to the additional indebtedness the Company incurred in connection with the Senior

Notes. A portion of the proceeds of the Senior Notes and the proceeds of the seller note and line-of-credit advances have been used to finance the Company's acquisitions.

Income Taxes
The Company has recorded a provision for income taxes in the amount of $0.1 million based on an estimated effective tax rate.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net Sales
Net sales for the six months ended June 30, 1998 increased to $107.2 million from $39.6 million for the six months ended June 30, 1997. The $67.6 million increase is primarily due to $63.2 million in incremental volume from the inclusion of Western, Thermetic, Binnings, Danvid, American Glassmith, Modern, VinylSource, Denver and Weather-Seal and a $4.1 million increase in sales at the Company's wood and aluminum-clad wood window manufacturer. This unit's increase in net sales has resulted primarily from higher volumes associated with its existing customer base.

Gross Profit
The Company's gross profit increased to $23.7 million for the six months ended June 30, 1998 from $8.6 million for the six months ended June 30, 1997. The increase of $15.1 million resulted primarily from $14.3 million of gross profit added by the companies acquired in 1997 and 1998. The remaining portion of the gross profit increase was generated by the Company's wood and aluminum-clad wood window manufacturer. The Company's gross margin was 22.1% and 21.7% for the six months ended June 30, 1998 and 1997, respectively. The Company's margin has improved as the acquired companies generated a gross margin of 22.7%. The Company's wood and aluminum-clad wood window manufacturer has generated a higher margin resulting from increased volumes; however, this has been offset in part by a negative margin at the Company's non-residential aluminum contract window manufacturer.

Selling, General & Administrative Expenses
Selling, general & administrative expenses were $20.2 million for the six months ended June 30, 1998 compared to $7.1 million for the six months ended June 30, 1997. Selling, general & administrative expenses relating to the inclusion of the acquired companies were $10.3 million. The remainder of the $13.1 million increase is primarily due to $2.0 million in increased costs associated with the administration of a larger and more diversified window and door manufacturer and $0.6 million in increased costs at the Company's wood and aluminum-clad wood window manufacturer.

Income from Operations
The Company had income from operations of $3.5 million for the six months ended June 30, 1998 compared to $1.5 million for the six months ended June 30, 1997. Operating income from the companies acquired in 1997 and 1998 amounted to $4.1 million and was offset by increased corporate administrative costs totaling $2.0 million.

Interest Expense
Interest expense for the six months ended June 30, 1998 was $7.4 million compared to interest expense of $1.4 million for the six months ended June 30, 1997. The increase is due primarily to the additional indebtedness the Company incurred in connection with the issuance of the Senior Notes.

Income Taxes
The Company has recorded an income tax benefit in the amount of $1.0 million. The Company has established a seasonal pattern of losses earlier in its fiscal year offset by income later in the year. Therefore, the Company has recorded a tax benefit which is expected to be realized during the year.


Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 1998 was $5.0 million compared to $3.7 million for the six months ended June 30, 1997. The uses reflect the seasonal aspect of the Company's business which is affected by the cycle of the building products industry. This seasonality affects the need for additional working capital since it is necessary to carry larger receivables and inventories into the spring and early summer months.

Cash used in investing activities amounted to $49.7 million for the six months ended June 30, 1998 and resulted primarily from the acquisition of VinylSource, Denver and Weather-Seal which required cash outlays of $47.6 million. Additionally, the Company purchased $3.2 million in property and equipment during the period. The Company also received $1.2 million in cash from the sale of its Mallyclad division.

Cash flows from financing activities for the six months ended June 30, 1998 amounted to $19.3 million. The Company borrowed $16.6 million on its revolving credit facility in the acquisition of Weather-Seal. Additionally, the Company made $0.3 million in payments on capital lease obligations.

The Company believes that cash flow from operations together with other sources of funding, will be adequate to meet its anticipated requirements for working capital, capital expenditures and debt service costs. However, the acquisitions that the Company is contemplating will require either additional equity or debt financing. The Company believes that an equity offering will be completed in the third or fourth quarter of 1998, the proceeds of which will be used to consummate the pending acquisitions. However, the success of this offering is subject to market conditions and other external factors which may be beyond the Company's control.


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

                    Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

          10.12 Credit Agreement, dated as of June 12, 1998, by and among American Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co. Thermetic Glass, Inc., Binnings Building Products, Inc., Danvid Window Company, Modern Window Acquisition Corporation, Vinyl Source, Inc. Weather-Seal Acquisition Corporation, Eagle Window & Door Center, Inc., Denver Window Acquisition Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A. as Agent.

(b) The Company filed the following reports on Form 8-K during the period.

          June 12, 1998 Form 8-K was filed reporting the acquisition of the Weather-Seal Division of Louisiana-Pacific Corporation

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: August 14, 1998               /s/ Frank J. Amedia
                                 -----------------------------
                                 Frank J. Amedia
                                 President & Chief Executive Officer

                                        /s/ Richard L. Kovach
                                 -----------------------------
                                 Richard L. Kovach
                                 Chief Financial Officer