Form 10-Q
period 1998-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1998-11-17
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________________to _______________________.

                         Commission file number: 0-25634
                                                 -------

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                  (IRS Employer Identification No.) 87-0365268

              755 BOARDMAN-CANFIELD ROAD, BOARDMAN, OHIO   44512
                   (Address of principal executive offices)

                                 (330) 965-9910
              (Registrant's telephone number, including area code)

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

Common stock, $.001 par value, 13,473,004 shares outstanding at September 30,
1998

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



                         Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
                  American Architectural Products Corporation
                           As of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997


Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


                          Part II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


                                   SIGNATURES

Item 1. FINANCIAL STATEMENTS

                  American Architectural Products Corporation
                          Consolidated Balance Sheets




                                                                                                            (Unaudited)
                                                                                    December 31             September 30
                                                                                        1997                    1998
                                                                                   -------------          -------------
                                    Assets
                                    ------

Current Assets
    Cash                                                                           $  40,132,238          $   1,199,810
    Accounts receivable                                                               18,737,290             35,387,963
    Inventories                                                                       21,458,399             36,290,195
    Prepaid expenses and other current assets                                          1,619,946              1,710,219
                                                                                   -------------          -------------
         Total Current Assets                                                         81,947,873             74,588,187

Other Assets
    Property and equipment, net                                                       37,947,648             76,777,628
    Cost in excess of net assets acquired, net                                        29,846,895             31,849,867
    Deferred financing costs, net                                                      5,985,360              7,010,059
    Deposits and other assets                                                          2,595,933              4,283,389
                                                                                   -------------          -------------
         Total Noncurrent Assets                                                      76,375,836            119,920,943

                Total Assets                                                       $ 158,323,709          $ 194,509,130
                                                                                   =============          =============


                      Liabilities & Stockholders' Equity
                      ----------------------------------

Current Liabilities
    Accounts payable                                                               $   9,352,228          $  16,399,389
    Accrued expenses                                                                   8,497,788             17,395,975
    Accrued warranty obligations--current portion                                      1,991,544              1,936,635
    Capital lease obligations--current portion                                           573,161                660,986
    Line of credit                                                                          --               16,273,497
    Long term debt--current portion                                                       60,848              7,500,000
                                                                                   -------------          -------------
         Total Current Liabilities                                                    20,475,569             60,166,482

Long-Term Liabilities
    Long-term debt, less current maturities                                          125,114,401            125,000,000
    Long-term capital lease obligations, less current portion                            769,620                263,535
    Accrued warranty obligations, less current portion                                 2,834,183              2,503,880
    Other liabilities                                                                  3,548,801              3,926,280
                                                                                   -------------          -------------
         Total Long-Term Liabilities                                                 132,267,005            131,693,695

                                                                                   -------------          -------------
                Total Liabilities                                                    152,742,574            191,860,177

Stockholders' Equity:
    Common stock, $.001 par, authorized 100,000,000 shares;
         outstanding 13,458,479 shares and 13,473,004 shares
         at December 31, 1997 and September 30, 1998, respectively                        13,458                 13,473
    Additional paid in capital                                                         6,310,641              6,453,612
    Accumulated deficit                                                                 (742,964)            (3,818,132)
                                                                                   -------------          -------------
         Total Stockholders' Equity                                                    5,581,135              2,648,953

                Total Liabilities & Stockholders' Equity                           $ 158,323,709          $ 194,509,130
                                                                                   =============          =============




    See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Operations


                                                                                        (Unaudited)
                                                                  For the Three                              For the Nine
                                                            Months Ended September 30                 Months Ended September 30
                                                             1997               1998                   1997              1998
                                                       ----------------------------------        --------------------------gg------

Net sales                                              $  25,410,114        $  77,419,565        $  65,019,846        $ 184,665,599
Cost of sales                                             19,964,345           61,591,091           50,977,914          145,135,243
                                                       -------------        -------------        -------------        -------------

      Gross profit                                         5,445,769           15,828,474           14,041,932           39,530,356

Selling expense                                            1,744,528            6,385,911            4,928,532           16,402,082
General and administrative expenses                        2,326,425            5,653,456            6,255,760           15,860,304
                                                       -------------        -------------        -------------        -------------

      Income from operations                               1,374,816            3,789,107            2,857,640            7,267,970

Interest expense                                             916,746            4,739,943            2,313,057           12,181,339
Interest income                                                 --                 (7,083)                --               (605,219)
Other (income) expense                                       (54,854)             (43,877)             (95,674)             105,025
                                                       -------------        -------------        -------------        -------------

      Income (loss) before taxes                             512,924             (899,876)             640,257           (4,413,175)

Income tax provision (benefit)                               210,389             (314,956)             256,928           (1,338,007)
                                                       -------------        -------------        -------------        -------------

      Net income (loss)                                $     302,535        $    (584,920)       $     383,329        $  (3,075,168)
                                                       =============        =============        =============        =============


            See accompanying notes to consolidated financial statements


       American Architectural Products Corporation
          Consolidated Statements of Cash Flows


                                                                                              (Unaudited)
                                                                                             For the Nine
                                                                                       Months Ended September 30
                                                                                         1997             1998
                                                                                   -------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                 $ 383,329     $ (3,075,168)
    Adjustments to reconcile net income to cash from
        operating activities
              Depreciation                                                            1,512,557        4,803,162
              Amortization                                                              453,422        1,657,023
              (Gain) loss on sale of fixed assets                                       (67,616)         166,860
    Changes in operating assets and liabilities:
              Accounts receivable, net                                               (2,824,970)     (11,789,192)
              Inventories                                                              (492,620)      (2,568,762)
              Prepaid expenses and other current assets                                (224,288)        (519,226)
              Accounts payable                                                        1,211,487        5,867,630
              Accrued expenses                                                          693,000        4,284,921
              Other                                                                    (417,590)         822,836
                                                                                   -------------------------------
                                 Net cash from operating activities                     226,711         (349,916)


Cash flows from investing activities:

    Acquisition of businesses, net of cash acquired                                  (3,167,687)     (48,204,212)
    Sale of business                                                                          -        1,186,000
    Purchase of property and equipment                                                 (918,708)      (5,738,180)
    Proceeds from sale of property and equipment                                              -          853,101
    Other, net                                                                          (75,843)        (391,335)
                                                                                   -------------------------------
                                 Net cash from investing activities                  (4,162,238)     (52,294,626)
                                                                                   -------------------------------


Cash flows from financing activities:

    Net borrowings on line-of-credit                                                  3,994,693       16,273,497
    Payments on long-term debt                                                       (1,518,195)        (175,249)
    Proceeds from long-term debt                                                      1,844,806                -
    Payments for financing costs                                                              -       (1,887,874)
    Capital lease payments                                                             (412,757)        (498,260)
    Proceeds from preferred stock, Series B                                             495,800                -
    Other                                                                              (165,890)               -
                                                                                   -------------------------------
                                 Net cash from financing activities                   4,238,457       13,712,114
                                                                                   -------------------------------

Net decrease in cash                                                                    302,930      (38,932,428)

Cash, beginning balance                                                                 964,062       40,132,238
                                                                                   -------------------------------

Cash, ending balance                                                                $ 1,266,992      $ 1,199,810
                                                                                   ===============================



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

Divestiture of Mallyclad Corporation
On March 31, 1998, the Company sold Mallyclad Corporation ("Mallyclad"), a division of Eagle & Taylor Company, to a related party, for approximately $1.2 million. The Company sold this division, a manufacturer of vinyl laminates for steel and aluminum consumer and commercial customers, at its basis and therefore recognized no gain or loss on this transaction.

Acquisition of Denver
On April 16, 1998, the Company acquired substantially all of the assets of Denver. The acquisition was accounted for as a purchase. The purchase price approximated $221,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $396,000, property and equipment of $67,000 and current liabilities of $242,000. The Company used cash to finance the acquisition. The accounts of Denver are included in the Company's consolidated financial statements from the April 16, 1998 acquisition date.

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

The following pro forma information for the nine months ended September 30, 1997 has been prepared assuming that the acquisitions of Western, Thermetic, Binnings, Danvid, American Glassmith, Modern, VinylSource, Denver and Weather-Seal (collectively, the "Acquisitions"), the December 10, 1997 offering of the $125 million of 11 3/4% Senior Notes due 2007 (the "Senior Notes"), the issuance of the Seller Note and the advances on the line-of-credit facility relating to the Acquisitions, as well as the sale of Mallyclad, had occurred at the beginning of that period. The pro forma information for the nine months ended September 30, 1998 has been prepared assuming that the acquisitions of VinylSource, Denver and Weather-Seal (collectively, the "1998 Acquisitions") and the sale of Mallyclad had occurred at the beginning of that period. The pro forma information includes adjustments to interest expense for the offering of the Senior Notes, Seller Note and the Company's line-of-credit facility, adjustments to selling, general and administrative expenses for decreases in compensation expenses for certain officers and members of Board of Directors of the acquired companies, adjustments to depreciation expense based on the allocation of purchase price to the property and equipment acquired, adjustments to amortization for cost in excess of net assets acquired arising from the acquisitions and adjustments to income taxes. The 1997 pro forma weighted average number of common shares outstanding includes shares committed to be issued in connection with acquisition of Danvid and Thermetic. The pro forma sales and net loss amounts are as follows for the nine months ended
September 30:

                                                                   1997                  1998
                                                            -----------------     ---------------
       Sales                                                $      194,487        $     206,065
       Net loss                                                     (9,925)              (6,794)
       Net loss per share - basic and diluted                        (0.72)               (0.49)


3. Net Income (Loss) Per Share

Basic income (loss) per common share amounts were computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding. A summary of the basic and diluted income (loss) per share amounts for the three and nine months ended September 30 is as follows:

                                                     Three months                           Nine months
                                          ------------------------------        -------------------------------
                                                1997             1998                1997              1998
                                          -------------     ------------        ------------        -----------
Net income (loss)                          $    302,535     $   (584,920)       $    383,329        $ (3,075,168)
Preferred stock dividend                         (4,412)            --               (75,212)               --
                                           ------------     ------------        ------------        ------------
Net income  (loss)  available  to common
shareholders                               $    298,123     $   (584,920)       $    308,117        $ (3,075,168)

Shares                                       13,236,587       13,773,004          12,825,598          13,772,470
   Basic income (loss) per share           $       0.02     $      (0.04)       $       0.02        $      (0.22)


Effect of dilutive securities                      --               --               231,249                --
   Diluted income (loss) per share         $       0.02     $      (0.04)       $       0.02        $      (0.22)


The weighted average numbers of common shares outstanding for the three and nine months ended September 30, 1997 and 1998 include additional common shares issuable in January 1999 in connection with the Thermetic acquisition based on average market prices.

4. Inventories

Inventories at September 30 consisted of the following:

                                                             1998
                                                     ---------------------
      Raw materials                                  $     19,915,848
      Work-in-process                                       4,936,296
      Finished goods                                       11,438,051
                                                     ---------------------
                                                     $     36,290,195
                                                     =====================

5.  Comprehensive Income

On January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the nine months ended September 30, 1998, comprehensive income for the Company does not differ from net income.

6.    Financing Arrangements

In connection with the Company's acquisition of Weather-Seal on June 12, 1998, the Company issued an unsecured subordinated promissory note to the seller in the amount of $7.5 million. The note bears interest based on LIBOR plus 1.5% and is due June 30, 1999 unless the Company consummates a debt or equity offering, in which case the Company is required to repay the note in full from the proceeds therefrom. The interest rate at September 30, 1998 was 6.875% per annum.

In June 1998, the Company secured a revolving credit facility to provide additional liquidity of up to $25 million. The facility has a three year term, is secured by substantially all assets of the Company and bears interest at either a LIBOR based rate or a rate based on the bank's base rate in effect, at the Company's election. The Company used approximately $16.6 million in borrowings under the facility to pay a portion of the Weather-Seal acquisition purchase price. At September 30, 1998, the Company had $8.7 million available under the facility, which has certain restrictive covenants, the most significant of which pertain to minimum fixed charge coverage and minimum consolidated net worth. Borrowings on the facility were accruing interest at a rate of 8.268% per annum at September 30, 1998.

7.    Pending Acquisitions

In August 1998, the Company entered into definitive agreements to acquire TSG Industries, Inc. ("TSG"), NuSash of Indianapolis, Inc. and Jarar Window Systems, Inc. (together, "NuSash"), RC Aluminum Industries, Inc. ("RC Aluminum") and four affiliated corporations located in the southwest region of the United States (the "Southwestern U.S. Businesses"), and in September 1998, the Company entered into a definitive agreement to acquire three affiliated entities located in the Eastern region of the United States ("Eastern U.S. Businesses", and collectively, the "Pending Acquisitions"). TSG is a fabricator and installer of engineered glazing systems, including glass windows, walls and doors and aluminum curtain walls for large non-residential construction projects. NuSash distributes Weather-Seal and other vinyl replacement windows for residential use. RC Aluminum manufactures a wide range of non-residential fenestration products including windows, sliding glass doors, railings and curtain walls and specializes in prestigious high-rise development projects. The Southwestern U.S. Businesses manufacture and distribute aluminum windows and doors, dimensional lumber and millwork to contractors in various metropolitan areas for residential applications. The Eastern U.S. Businesses design, manufacture and install aluminum, glass and granite curtain walls for commercial and institutional buildings.

The total purchase price of the Pending Acquisitions is estimated to be $106.0 million. The cash portion of this purchase price is estimated to approximate $96.1 million and is expected to be financed from the proceeds of a debt or equity offering, or some combination thereof, by the Company. The remaining purchase price is expected to be financed through the issuance of stock. The Pending Acquisitions are subject to various closing conditions, including the obtaining of acceptable financing and the satisfactory completion of the Company's due diligence review. There can be no assurance that such conditions will be satisfied or that any or all of the Pending Acquisitions will be consummated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management's Discussion and Analysis of Results of Operations


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Sales
Net sales for the three months ended September 30, 1998 increased to $77.4 million from $25.4 million for the three months ended September 30, 1997. The $52.0 million increase is primarily due to $49.0 million in incremental sales volumes as a result of the acquisition of Thermetic, Binnings, Danvid, American Glassmith, Modern, VinylSource, Denver and Weather-Seal and a $2.0 million increase in net sales at the Company's wood and aluminum-clad wood window manufacturer. This unit's increase in sales has resulted primarily from higher sales volumes associated with its existing customer base.

Gross Profit
The Company's gross profit increased to $15.8 million for the three months ended September 30, 1998 from $5.4 million for the three months ended September 30, 1997. The increase of $10.4 million resulted primarily from $8.4 million of gross profit added by the companies acquired in 1997 and 1998. The remaining portion of the gross profit increase was generated by the Company's wood and aluminum-clad wood window manufacturer. The Company's gross margin was 20.4% and 21.4% for the three months ended September 30, 1998 and 1997, respectively. The Company's wood and aluminum-clad wood window manufacturer has generated a higher margin resulting from increased sales volumes; however, this has been offset in part by a negative margin at the Company's non-residential aluminum contract window manufacturer.

Selling, General & Administrative Expenses
Selling, general & administrative expenses were $12.0 million for the three months ended September 30, 1998 compared to $4.1 million for the three months ended September 30, 1997. Selling, general & administrative expenses relating to the inclusion of the companies acquired in 1997 and 1998 were $6.3 million. The remainder of the $7.9 million increase is primarily due to $0.8 million in increased selling and administrative costs with the Company's wood and aluminum-clad wood window manufacturer and $0.8 million in increased costs associated with the corporate administration of a larger and more diversified window and door manufacturer.

Income from Operations
The Company had income from operations of $3.8 million for the three months ended September 30, 1998 compared to $1.4 million for the three months ended September 30, 1997. Operating income from the companies acquired in 1997 and 1998 amounted to $2.1 million and the Company's wood and aluminum-clad wood window manufacturer accounted for $1.8 million of the increase in operating income. These increases were partially offset, however, by the increased corporate and administrative costs totaling $0.8 million and decreased income of $0.7 million at the Company's steel door and aluminum window and door manufacturers.

Interest Expense
Interest expense for the three months ended September 30, 1998 was $4.7 million compared to interest expense of $0.9 million for the three months ended September 30, 1997. The increase is due to the additional indebtedness incurred by the Company consisting primarily of the Senior Notes, the Seller Note and advances on the Company's revolving credit facility. A portion of the proceeds of the Senior Notes and the proceeds of the Seller Note and line-of-credit advances have been used to finance the Company's acquisitions.

Income Taxes
The Company has recorded a benefit from income taxes of $0.3 million for the three months ended September 30, 1998 based on an estimated annual effective tax rate.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Sales
Net sales for the nine months ended September 30, 1998 increased to $184.7 million from $65.0 million for the nine months ended September 30, 1997. The $119.7 million increase is primarily due to $111.2 million in incremental sales volume from the inclusion of Western, Thermetic, Binnings, Danvid, American Glassmith, Modern, VinylSource, Denver and Weather-Seal, a $4.8 million in increase in sales at the Company's wood and aluminum-clad wood window manufacturer and a $3.1 million increase at the Company's residential aluminum window and door manufacturer. These units' increases in net sales have resulted primarily from higher sales volumes associated with their existing customer bases.

Gross Profit
The Company's gross profit increased to $39.5 million for the nine months ended September 30, 1998 from $14.0 million for the nine months ended September 30, 1997. The increase of $25.5 million resulted primarily from $22.5 million of gross profit added by the companies acquired in 1997 and 1998. The remaining portion of the gross profit increase was generated by the Company's wood and aluminum-clad wood window manufacturer. The Company's gross margin was 21.4% and 21.6% for the nine months ended September 30, 1998 and 1997, respectively. The Company's wood and aluminum-clad wood window manufacturer has generated a higher margin resulting from increased sales volumes; however, this has been offset in part by a negative margin at the Company's non-residential aluminum contract window manufacturer.

Selling, General & Administrative Expenses
Selling, general & administrative expenses were $32.3 million for the nine months ended September 30, 1998 compared to $11.2 million for the nine months ended September 30, 1997. Selling, general & administrative expenses relating to the inclusion of the acquired companies were $16.1 million. The remainder of the $21.1 million increase is primarily due to $2.9 million in increased costs associated with the corporate administrative costs of a larger and more diversified window and door manufacturer, $2.1 million in increased costs associated with higher sales volumes at the Company's wood and aluminum-clad wood window manufacturer and residential aluminum window and door manufacturer.

Income from Operations
The Company had income from operations of $7.3 million for the nine months ended September 30, 1998 compared to $2.9 million for the nine months ended September 30, 1997. Operating income from the companies acquired in 1997 and 1998 and from the Company's wood and aluminum-clad wood window manufacturer amounted to $6.4 million and $2.4 million, respectively, and was offset in part by increased corporate administrative costs of $2.9 million and decreased income at the Company's steel door and aluminum window and door manufacturers of $1.2 million. The remainder of the $4.4 million increase was related to the discontinuance of operations at Mallyclad.

Interest Expense
Interest expense for the nine months ended September 30, 1998 was $12.2 million compared to interest expense of $2.3 million for the nine months ended September 30, 1997. The increase is due to the additional indebtedness incurred by the Company primarily consisting of the Senior Notes, the Seller Note and advances on the Company's revolving credit facility.

Income Taxes
The Company has recorded an income tax benefit of $1.3 million for the nine months ended September 30, 1998 based on an estimated annual effective tax rate.


Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 1998 was $0.3 million compared to cash provided by operating activities of $0.2 million for the nine months ended September 30, 1997. The uses reflect the seasonal aspect of the Company's business which is affected by a general increase in sales in the building products industry during the summer months. This seasonality increases the need for additional working capital during the summer months since it is necessary to carry larger receivables and inventories.

Cash used in investing activities amounted to $52.3 million for the nine months ended September 30, 1998 and resulted primarily from the acquisition of VinylSource, Denver and Weather-Seal which required aggregrate cash outlays of $47.7 million. Additionally, the Company purchased $4.9 million of net property and equipment during the period. The Company also received $1.2 million in cash from the sale of its Mallyclad division.

Cash flows from financing activities for the nine months ended September 30, 1998 amounted to $13.7 million. The Company borrowed $16.6 million on its revolving credit facility in connection with the acquisition of Weather-Seal. Additionally, payments on capital lease obligations were $0.5 million and payments related to costs incurred in securing financing were $1.9 million.

The Company believes that cash flow from operations together with other sources of funding, will be adequate to meet its anticipated requirements for working capital, capital expenditures and debt service costs. However, the Pending Acquisitions described above will require additional external financing.

Seasonality

The Company's business is seasonal since its primary revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions of the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse impact on the demand for fenestration products. Traditionally, the Company's lowest sales levels occur in the first and fourth quarters, which is generally consistent with the seasonality of the building products industry. The Company believes that its 1997 acquisitions in the southwestern and southeastern United States will minimize the Company's exposure to adverse weather conditions in the midwest and the northeast. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital, and borrowings to satisfy working capital requirements, are usually at their highest level during the second and third quarters.

Year 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change in the Year 2000. Moreover, these programs often are highly dependent upon financial and other data that, based on the programs' inability to distinguish between the Year 2000 and other century-end dates, could be misreported or misinterpreted and cause significant resulting errors. If not corrected, many computer applications could fail when processing data related to Year 2000.

The analysis of the Year 2000 implications includes ( i)the Company's information technology such as software and hardware, ( ii) the Company's non-information systems or embedded technology such as microcontrollers contained in various equipment, safety systems, facilities and utilities and ( iii) the readiness of key third party suppliers (collectively, the "Year 2000 Issue").

The Company is assessing the impact of the Year 2000 Issue and has or intends to modify portions of its hardware and software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has reviewed and continues to review each operating unit for the appropriate information system enhancements, with respect to both the Year 2000 Issue as well as strategic system upgrades. For acquired businesses, this assessment begins during the acquisition process as part of the Company's due diligence analysis.

To achieve its overall operating strategy, management intends to enhance its information technology by installing new hardware and software to implement an enterprise resource planning system (an "ERP System") for its operating units. The ERP Systems that the Company intends to install are Year 2000 compliant. Each operating unit is being prioritized for installation of an ERP System based on any Year 2000 Issues, as well as acquisition transition issues and other strategic reasons. After considering which operating units should be prioritized, the operating units will be separated into multiple installation phases, with each phase having its own implementation timeline. Management believes that the first phase of implementation and installation of ERP Systems will be completed by September, 1999.

The total amount of costs to be incurred by the Company to address these system enhancements cannot be reliably estimated at this time. The Company has not expensed any material costs to date related solely to the assessment and correction of the Year 2000 Issue.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Year 2000 readiness of the Company's suppliers and business partners may lag behind the Company's efforts. The Company is assessing the extent to which its operations are vulnerable should its suppliers fail to properly address the Year 2000 Issue. The Company will evaluate alternative courses of action should such suppliers and financial institutions fail to remedy their Year 2000 problems.

New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to test and modify its systems for Year 2000 compliance. These developments include, but are not limited to ( i) the availability and cost of personnel trained in this area, (ii ) the ability to locate and correct all relevant computer codes and equipment and ( iii) the Year 2000 compliance that key suppliers attain.

The Company believes that its ongoing review is adequate to address its Year 2000 concerns. However, there can be no assurance that the Company's system, nor the systems of other companies with whom the Company conducts business, will be Year 2000 compliant prior to December 31, 1999 or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

    10.12 Amendment No. 2 to Credit Agreement, dated as of September 30, 1998, by and among American Architechural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co. Thermetic Glass, Inc. Binnings Building Products, Inc., Danvid Window Company, Modern Window Acquisitions Corporation, Vinyl Source, Inc. Weather-Seal Acquisition Corporation, Eagle Window & Door Center, Inc. Denver Window Acquisition Corporation, AAPC Two Acquisition Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A. as Agent.

(b) The Company filed the following reports on Form 8-K/A during the period:
       July 7, 1998 Form 8-K/A was filed as an amendment to Form 8-K dated June 12, 1998 relating to the acquisition of the Weather-Seal division of Louisiana-Pacific Corporation.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: November 13, 1998                /s/ Frank J. Amedia
                                       -----------------------
                                       Frank J. Amedia
                                       President & Chief Executive Officer

                                           /s/ Richard L. Kovach
                                       -------------------------
                                       Richard L. Kovach
                                       Chief Financial Officer