Form 10-K
period 1998-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1999-03-31
CIK 940034

         FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NUMBER: 0-25634

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     87-0365268
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          755 BOARDMAN-CANFIELD ROAD
        SOUTH BRIDGE EXECUTIVE CENTER
               BUILDING G-WEST
               BOARDMAN, OHIO                               44512
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (330) 965-9910

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

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

                       $9,140,319 as of February 28, 1999

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

13,942,211 shares of Common Stock, $.001 par value, as of February 28, 1999. There are no other classes of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933: Certain sections of the Company's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated into Part II, Items 6, 7 and 8, of this Form 10-K.

                                       TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
Item 1.        Business                                                                   3
Item 2.        Properties                                                                 7
Item 3.        Legal Proceedings                                                          9
Item 4.        Submission of Matters to a Vote of Security Holders                        9
Item 5.        Market for Registrant's Common Equity and Related Stockholders'
                 Matters                                                                 10
Item 6.        Selected Financial Data                                                   11
Item 7.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   11
Item 8.        Financial Statements and Supplementary Data                               11
Item 9.        Changes In and Disagreements on Accounting and Financial Disclosure       11
Item 10.       Directors and Executive Officers of the Registrant                        12
Item 11.       Executive Compensation                                                    14
Item 12.       Security Ownership of Certain Beneficial Owners and Management            19
Item 13.       Certain Relationships and Related Transactions                            21
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K           23

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         American Architectural Products Corporation (the Company or AAPC) is principally engaged in the business of manufacturing and distributing residential, commercial and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company (ETC), Forte, Inc. (Forte), Western Insulated Glass, Co. (Western), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern), American Glassmith Corporation (American Glassmith), VinylSource, Inc. (VinylSource), Denver Window Corporation (Denver Window) and American Weather-Seal Company (Weather-Seal).

          American Architectural Products, Inc. (AAP) was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle) and Taylor Building Products Company (Taylor) on August 29, 1996. Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor is based in West Branch, Michigan and manufactures entry and garage doors. AAP subsequently changed its name to Eagle & Taylor Company.

         On June 25, 1996 AAP's ultimate controlling stockholder acquired ownership of Mallyclad Corporation (Mallyclad) and Vyn-L Corporation (Vyn-L). Mallyclad and Vyn-L, are based in Madison Heights, Michigan and process and manufacture vinyl clad steel and aluminum coils and cut-to-length sheets. On December 18, 1996, Mallyclad and Vyn-L were merged into AAP. Based on the control maintained by this stockholder over AAP, Mallyclad and Vyn-L, the merger was considered to be a transaction among companies under common control and was accounted for at historical cost in a manner similar to a pooling of interests.

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

         The Company has completed the following acquisitions during 1997 and 1998:

COMPANY
ACQUIRED                        DATE                            LOCATION                        PRODUCTS
-------------                   ----                            --------                         --------
Western                    March 14, 1997                     Phoenix, AZ                    Residential aluminum
                                                                                             windows and doors

Thermetic                  July 18, 1997                      Toluca, IL                     Residential vinyl
                                                                                             windows

Binnings                   December 10, 1997                  Lexington, NC;                 Residential vinyl
                                                              Aventura, FL                   and aluminum windows
                                                                                             and storm doors

Danvid                     December 10, 1997                  Carrollton, TX                 Residential aluminum
                                                                                             windows and doors and
                                                                                             vinyl windows

American                   December 10, 1997                  Columbus, OH                   Decorative glass
Glassmith                                                                                    lites and laminated
                                                                                             glass

Modern                     December 10, 1997                  Oak Park, MI                   Residential vinyl
                                                                                             windows and doors

VinylSource                January 23, 1998                   Austintown, OH                 Extruded vinyl window
                                                                                             and door profiles

Denver Window              April 16, 1998                     Denver, CO                     Residential specialty
                                                                                             wood windows

Weather-Seal               June 12, 1998                      Barberton, OH                  Wood and vinyl
                                                              Boardman, OH                   windows and patio
                                                              Norton, OH                     doors; aluminum and
                                                              Orrville, OH                   vinyl extrusions
                                                              Winesburg, OH

         On December 10, 1997, the Company consummated the offering of $125,000,000 of 11 3/4% Senior Notes due 2007 (the Notes). A portion of the proceeds of the Notes was used to finance the cash portions of the December 10, 1997 acquisitions discussed above as well as part of the purchase price for the 1998 acquisitions.

         In March 1998, the Company sold Mallyclad and Vyn-L a division of Eagle & Taylor Company, to a related party for approximately $1.1 million. The Company sold this division at its approximate book value, which approximates its fair market value, and therefore, recognized no gain or loss on the transaction.

         In August 1998, the Company entered into definitive agreements to acquire TSG Industries, Inc., Nu-Sash of Indianapolis, Jarar Window Systems, Inc. and RC Aluminum Industries, Inc. These acquisitions (collectively, the Pending Acquisitions) will be accounted for as purchases with the purchase prices allocated among the assets acquired and liabilities assumed based on their estimated fair market values. The purchase price of the Pending Acquisitions is estimated to be $47.4 million. The cash portion of this purchase price is estimated to be $41.9 million and is expected to be funded through a financing transaction.

DESCRIPTION OF BUSINESS

         American Architectural Products Corporation is a leading manufacturer and distributor of a broadly diversified line of windows, doors and related products (collectively, "fenestration products") designed to meet a variety of consumer demands in both the new construction and replacement and remodeling markets for both residential and commercial uses. The Company has been formed through the consolidation of a number of well-established fenestration companies, with varying manufacturing histories dating back to 1946.

         The Company's strategy is to continue to increase its market share and geographic and product diversity through aggressive pursuit of strategic acquisitions of complementary companies. The Company distributes its products regionally throughout the United States under a number of well-established brand names that are recognized for their quality, value engineering and customer service, including "Eagle", "Taylor", "Perma-Door", "Modern-View", "Season-All Commercial", "Sumiglass", "Vinyline", "VinylSource", "Arlington", "Excel", "Binnings", "Danvid", "Western", "Encore" and "Weather-Seal". This brand name recognition and reputation have enabled the Company to establish long-lasting relationships with leading wholesalers, lumberyards, do-it-yourself home centers, architects and building contractors.

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

         The Company markets its products on a national basis, in all 48 contiguous states, through a sales force consisting of salaried and commissioned sales representatives. Divisional sales managers coordinate the marketing activities of the sales representatives. The sales representatives concentrate on serving the Company's one-step, two-step, and direct sales functions with marketing, sales and service support.

PRODUCTS

         The Company's multiple product lines can generally be separated into the following product categories: (i) aluminum windows and doors; (ii) wood windows and doors; (iii) vinyl windows and doors; (iv) steel entry doors; (v) aluminum and vinyl extrusions and insulated glass; and (vi) other fenestration products.

         Aluminum Windows and Doors. The Company produces aluminum windows, including single/double hung, horizontal rolling, fixed light and specialty windows, at its Binnings and Danvid facilities. In addition, Western manufactures a full line of aluminum products designed for the luxury home market in Arizona, California and Nevada. Western's aluminum products include horizontal rolling windows, casement windows, arched configurations, window wall systems and sliding glass doors. Forte manufactures aluminum double-hung windows, projection windows and casement windows at its Youngstown, Ohio plant, which are primarily targeted for use in office buildings, schools and other non-residential buildings in the upper Midwest and mid-Atlantic states.

         Wood Windows and Doors. Eagle manufactures a full line of wood windows and doors, including aluminum-clad windows and doors, its primary product line. The Company's wood windows are preservative treated to withstand harsh weather conditions and are targeted at the higher priced segment of the residential window market. Eagle's products, which include casement and double hung windows, picture windows and geometrically shaped windows, are generally purchased for use in custom residential construction and renovation and for use in certain commercial applications. The customer has the option of selecting from stained, primed, painted or unfinished interior surfaces and from a number of pre-finished exterior surfaces, certain of which are resistant to ultraviolet
(UV) ray degradation and salt spray. Eagle also produces wood patio doors and French doors for use in high-end custom residential new construction and renovation. Weather-Seal produces two types of exterior-clad wood windows. The "Cierra Grande" line is clad with pre-finished extruded aluminum and the wood interior is available unfinished or primed. Additionally, the Company has developed a new line of vinyl/wood composite windows which are marketed under the trade name "Arlington".

         Vinyl Windows and Doors. Thermetic and Modern manufacture vinyl replacement windows sold under the trade name "Vinyline" and vinyl windows and doors for use in new construction under the trade name "Modern-View". Vinyl windows manufactured by Binnings are sold throughout the Southeast as less expensive alternatives to wood windows. Danvid also manufactures vinyl windows that are sold primarily in the Southern and Southwestern U.S. Weather-Seal manufactures vinyl single-hung windows for the new construction market as well as three lines of double-hung windows, two targeted for the replacement and remodeling market under the trade names "Excel" and "Nu-Sash" and one targeted for the new construction market under the trade name "Astoria Pro". The Company's business strategy includes continued emphasis on expanding its vinyl fenestration products business through acquisitions and through internal growth.

         Steel Entry Doors. Taylor designs and manufactures a complete line of steel entry doors and advanced steel patio door systems. These products are sold under the trade names "Taylor" and "Perma-Door". The Company also manufactures and markets insulated steel garage door panels under the trade names "Encore" and "Taylor".

         Aluminum and Vinyl Extrusions and Insulated Glass. The Company produces aluminum extrusions at the Aventura, Florida location of Binnings and the Boardman and Norton locations of Weather-Seal and produces vinyl extrusions at VinylSource. This business supplies a portion of the raw materials used in the manufacture of windows by the Company. The Company believes that this in-house extrusion capacity provides it with a low-cost, reliable source for component raw materials and reduces working capital requirements. Weather-Seal produces insulated glass units under a licensing agreement, using two fully automated "Intercept" insulated glass manufacturing lines. All of the insulated glass produced is used in the manufacture of other products.

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

SEGMENTS

         The Company operates in three separate segments. Residential fenestration products includes a variety of window and door products manufactured for uses in homes and light commercial businesses. These products consist of a full line of aluminum, vinyl, wood and aluminum-clad wood windows and doors. Commercial fenestration products consist of aluminum windows and doors manufactured for uses in large commercial buildings such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. Extrusion products consist of aluminum and vinyl extrusions used primarily in the fenestration products industry.

ITEM 2. PROPERTIES

         The Company's principal manufacturing facilities and administrative offices are located at the following sites:

                                                                                                  PRODUCTS
                                                                       OWNED/                   MANUFACTURED/
        LOCATION                               SIZE (FT 2)             LEASED                SERVICES PERFORMED
        --------                               -----------             ------                ------------------
Eagle
Dubuque, Iowa                                      320,000             Owned               Wood windows and
                                                                                           doors and aluminum-
                                                                                           clad windows and
                                                                                           doors; administration

Taylor
West Branch, Michigan                              210,000             Owned               Custom insulated
                                                                                           steel entry
                                                                                           systems, steel
                                                                                           garage doors and
                                                                                           vinyl-clad doors;
                                                                                           administration

Forte
Youngstown, Ohio                                   156,000             Owned               Aluminum windows and
                                                                                           security windows,
                                                                                           screens and doors;
                                                                                           administration

Western
Phoenix, Arizona                                    46,600             Leased              Custom aluminum
                                                                                           windows and doors;
                                                                                           administration

Corporate Headquarters
Boardman, Ohio                                       6,400             Leased              Executive offices;
                                                                                           administration

Thermetic
Toluca, Illinois                                    70,000             Owned               Vinyl windows and
                                                                                           doors; administration

Danvid
Carrollton, Texas                                  169,000             Leased              Aluminum windows
                                                                                           and doors; vinyl
                                                                                           windows;
                                                                                           administration

Binnings
Lexington, North Carolina                          268,000             Owned               Vinyl windows,
                                                                                           aluminum windows
                                                                                           and storm windows
                                                                                           and doors;
                                                                                           administration

Binnings
Aventura, Florida                                  158,000             Owned               Aluminum windows;
                                                                                           patio doors;
                                                                                           aluminum extrusions;
                                                                                           distribution

                                                                                                  PRODUCTS
                                                                       OWNED/                   MANUFACTURED/
        LOCATION                               SIZE (FT 2)             LEASED                SERVICES PERFORMED
        --------                               -----------             ------                ------------------
American Glassmith
Columbus, Ohio                                      60,000             Leased              Decorative glass
                                                                                           lites and laminated
                                                                                           glass products;
                                                                                           administration

VinylSource
Austintown, Ohio                                   163,000             Leased              Vinyl window and door
                                                                                           profiles; vinyl
                                                                                           extrusions;
                                                                                           administration

Weather-Seal
Barberton, Ohio                                     36,000             Owned               Administration

Weather-Seal
Ottawa, Ohio                                       325,000             Owned               Wood windows and
                                                                                           doors; warehouse

Weather-Seal
Norton, Ohio                                       150,000             Owned               Aluminum extrusion;
                                                                                           painting and
                                                                                           fabrication

Weather-Seal
Boardman, Ohio                                     110,000             Owned               Aluminum extrusion;
                                                                                           anodizing and
                                                                                           fabrication

Weather-Seal
Orrville, Ohio                                      96,000             Owned               Vinyl windows;
                                                                                           administration


Weather-Seal
Orrville, Ohio                                      52,000             Owned               Insulated glass
                                                                                           manufacturing


Weather-Seal
Orrville, Ohio                                       5,200             Owned               Truck repair


Weather-Seal
Barberton, Ohio                                     34,000             Owned               Vinyl extrusion

Weather-Seal
Winesburg, Ohio                                    110,000             Owned               Vinyl windows and
                                                   -------                                 doors

  TOTAL                                          2,545,200
                                                 =========

         The Company also operates eleven distribution centers in Florida and one each in California, Colorado, Iowa and Michigan. Management believes the Company's manufacturing, distribution and administrative facilities are sufficient to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending or, to the knowledge of the Company, threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         The shares of common stock of the Company are not listed on any exchange. The following table represents the range of high and low bid prices for each quarter commencing January 1, 1996 through February 28, 1999 as reported by the OTC Electronic Bulletin Board market. These quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                  PERIOD                                HIGH             LOW
                  ------                                ----             ---

         1996
           1st Quarter                                  $1.900          $0.310
           2nd Quarter                                   1.560           0.310
           3rd Quarter                                   8.750           0.660
           4th Quarter                                   5.310           0.438
         1997
           1st Quarter                                  $7.500          $3.430
           2nd Quarter                                   5.750           5.310
           3rd Quarter                                   3.875           2.438
           4th Quarter                                   4.125           2.500
         1998
           1st Quarter                                  $4.625          $2.750
           2nd Quarter                                   5.750           3.750
           3rd Quarter                                   7.625           3.813
           4th Quarter                                   4.938           2.125
         1999
           1st Quarter (through February 28, 1999)      $4.000          $2.063


         The per share amounts above reflect a 1 for 10 reverse stock split which was approved by the Company's Board of Directors in April 1997. There were approximately 440 holders of record of the common shares of the Company as of December 31, 1998. The Company has never paid dividends on its outstanding common shares. The current Board of Directors of the Company does not presently intend to implement a policy regarding the payment of regular cash dividends on the common shares and it is unlikely that dividends will be paid on the common shares in the immediate future. The Board of Directors will review this policy from time to time depending on the financial condition of the Company and other factors that the Board of Directors may consider appropriate in the circumstances. In addition, the ability of the Company to pay dividends is limited by the terms of the Company's bank credit facility and the Indenture dated December 10, 1997 to which the Company and its subsidiaries are parties. As of December 31, 1998, options and warrants to purchase a total of 2,669,494 shares of the Company's common stock were outstanding, including options issued to AAP Holdings, Inc. (AAPH) to purchase up to 707,655 shares.

         During 1998, the Board of Directors agreed to extend the expiration date of various options and warrants to acquire Common Stock which are beneficailly owned by certain directors and executive officers of the Company. See "Item 13 - Certain Relationships and Related Transactions." Other than the extended expiration date, all terms and conditions of these options and warrants remained unchanged. The Company did not receive cash proceeds in connection with any such extension. The beneficial owners of all such options and warrants are executive officers or directors of the Company whom the Company believes acquired such options and/or warrants for investment purposes and not with a view to the distribution thereof or the distribution of the underlying securities. To the extent the extension of any such options or warrants constitutes an issuance of new securities under the Securities Act of 1933, as amended (the "Securities Act"), such issuance was deemed to be exempt from registration under the Securities Act pursuant to the exemption from registration set forth in Section 3(a)(9) and Section 4(2) thereof or pursuant to the provisions of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to the Company's Annual Report to Shareholders and is filed as an exhibit to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to the Company's Annual Report to Shareholders and is filed as an exhibit to this Report.

ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

         The information required by this item is incorporated by reference to the Company's Annual Report to Shareholders and is filed as an exhibit to this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required for the Company by this item is incorporated by reference to the Company's Annual Report to Shareholders and is filed as an exhibit to this Report. Also, see Item 14 for additional financial statements included in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported on Form 8-K ( the "Form 8-K") dated February 17, 1997, the Company engaged BDO Seidman, LLP as its independent auditors to replace the firm of Semple & Cooper, LLP, which was dismissed at the same time. The decision to change accountants was approved by the Board of Directors of the Company. The reports of Semple & Cooper, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1994 and 1995, and in subsequent interim periods, there were no disagreements with Semple & Cooper, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Semple & Cooper, LLP, would have caused Semple & Cooper, LLP to make reference to the matters in their report.

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

         As reported on Form 8-K dated December 23, 1998, BDO Seidman, LLP resigned as the independent auditors of the Company. At the same time, the Company engaged Ernst & Young LLP. The change in accountants was approved by the Board of Directors of the Company. The reports of BDO Seidman, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996 and 1997, and in subsequent interim periods, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the matters in their report.

         The Company requested BDO Seidman, LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statement. BDO Seidman, LLP furnished the Company with a copy of a letter dated December 22, 1998 containing such a statement, which was filed as Exhibit 1 to Amendment No. 1 to the Company's current Report on Form 8-K dated December 23, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages (as of December 31, 1998) and positions of directors and executive officers of the Company. The Board of Directors of the Company currently consists of eight (8) members and one vacancy. Directors hold office until the earlier of their resignation or their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors. A summary of the background and experience of each of these individuals is set forth after the table.

          NAME                               AGE                             POSITION
          ----                               ---                             --------
George S. Hofmeister                           47          Chairman of the Board
Frank J. Amedia                                46          President, Chief Executive Officer and Director
Joseph Dominijanni                             42          Director and Treasurer
Richard L. Kovach                              36          Vice President and Chief Financial Officer
David J. McKelvey                              46          Vice President -- Development
Jeffrey V. Miller                              52          Vice President -- Operations
Donald E. Lambrix Jr.                          57          Vice President -- Manufacturing
J. Larry Powell                                56          Vice President -- Sales & Marketing
Jonathan K. Schoenike                          38          General Counsel & Secretary
John J. Cafaro                                 47          Director
W.R. Jackson, Jr.                              65          Director
Joseph C. Lawyer                               53          Director
John Masternick                                73          Director
Charles E. Trebilcock                          72          Director

         George S. Hofmeister has served as Chairman of the Board since December 1996. Mr. Hofmeister has served as Chief Executive Officer and Chairman of the Board of American Commercial Holdings, Inc. ("ACH"), the parent company of AAPH, since January 1996 and continues to serve in such roles. Mr. Hofmeister also continues to serve as Vice Chairman of AP Automotive Systems, Inc. a manufacturer of automobile exhaust systems. Mr. Hofmeister has held that position since February 1996. From June 1991 until December 1995, Mr. Hofmeister served as Chief Executive Officer and Chairman of the Board of EWI, Inc., a manufacturer of automotive metal stampings.

         Frank J. Amedia joined the Company's Board of Directors in June 1994 following the acquisition of Forte, Inc. by the Company, and has served as its President and Chief Executive Officer since that date. From June 1994 until December 1996, Mr. Amedia also served as the Chairman of the Board of Directors of the Company. Prior to joining the Company, Mr. Amedia was President and Chief Executive Officer of Forte, which he founded in 1989 in Youngstown, Ohio as a welded aluminum security screen and storm door fabricator. Forte's products were distributed through a manufacturers' representative distribution business established by Mr. Amedia in 1986. Prior to founding the manufacturers' representative business, Mr. Amedia served in various capacities for the Youngstown Metropolitan Housing Authority.

         Joseph Dominijanni has served as the Company's Treasurer since December 1996. Mr. Dominijanni has also served as the Vice President -- Finance of ETC since its inception in June 1996. Mr. Dominijanni also currently serves as Vice President -- Finance of ACH, the parent corporation of AAPH, and American Commercial Industries, Inc., ("ACI"), which is principally engaged in the manufacturing of automotive components. Mr. Dominijanni joined ACH and ACI in May 1996. Mr. Dominijanni served as Vice President -- Finance of EWI, Inc. a manufacturer of automotive metal stampings, from June 1991 until April 1996. Prior to 1990, Mr. Dominijanni was with the accounting firm of Price Waterhouse.

         Richard L. Kovach joined the Company in January 1997 as its Vice President and Chief Financial Officer. From 1991 until joining the Company, Mr. Kovach assisted clients with finance and operations management issues in the Financial Advisory Services and Management Consulting practice of Ernst & Young LLP, most recently as a Senior Manager. From 1988 until 1991, Mr. Kovach was the Manager of Financial Planning at Ferro Corporation. Prior to joining
Ferro Corporation, Mr. Kovach was with Arthur Andersen & Co.'s Small Business Group.

         David J. McKelvey joined the Company as Vice President--Development in August 1995 and also served as Secretary from December 1996 through November 1997. From 1992 to 1995, Mr. McKelvey was employed by The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of enclosed regional shopping centers, as Executive Regional Director of Real Estate and or Executive Vice President of Administration and Development

         Jeffrey V. Miller joined the Company in May 1997 as Vice President -- Operations. From 1995 to 1997, Mr. Miller served as President of the North American Window Division of Gentek Building Products. From 1992 through 1994, Mr. Miller was Director of Vinyl Operations for SNE Corporation, a division of Ply Gem Industries. Mr. Miller was general manager of the New Construction Window Division and Vice President of Technology and Corporate Development for Chelsea Building Products from 1989 to 1992.

         Donald E. Lambrix, Jr. was appointed the Company's Vice President -- Manufacturing in December 1996 after serving as Vice President of Operations for the Company's Forte subsidiary since 1990. Mr. Lambrix previously served as Vice President of a multiple facility fenestration products manufacturer.

         J. Larry Powell, the Company's Vice President - Sales & Marketing, joined the Company in October 1996. Mr. Powell co-founded Blackhawk Architectural Products, a manufacturer of steel security screen and storm door products, in 1992 and served on its Board of Directors and as its Vice President until 1996. From 1987 to 1991, Mr. Powell served as Vice President -- Marketing and Sales for Sugarcreek Window & Door. Mr. Powell has been employed in the fenestration industry since the early 1970s, principally in the marketing of residential and commercial steel and aluminum window products and doors. In addition, Mr. Powell founded and developed a nationwide marketing representative group that sells a full range of fenestration products.

         Jonathan K. Schoenike joined the Company in August 1997 as General Counsel and has served as Secretary since November 1997. Prior to joining the Company, Mr. Schoenike served for over 5 years as Assistant Counsel for The Cafaro Company.

         John J. Cafaro joined the Board of Directors in December 1996. Mr. Cafaro also serves as the Executive Vice President of The Cafaro Company and has been a principal officer there for the past 20 years.

         William R. Jackson, Jr. has served as a director of the Company since December 1996. Mr. Jackson has also served since 1982 on the Board of Directors of Pitt-Des Moines, Inc., a steel construction, engineering and metal products manufacturer. Mr. Jackson was also President and Treasurer of Pitt-Des Moines, Inc. from 1983-87.

         Joseph C. Lawyer has been a member of the Board since April 1998. Mr. Lawyer has served as President, Chief Executive Officer and Director of Chatwins Group, Inc., a manufacturer of a broad range of fabricated and machined industrial parts and products, since 1986. Prior to 1986, Mr. Lawyer served as General Manager of the Specialty Steel Products Division of USX Corporation, where he was employed for over 17 years. Mr. Lawyer has been a director of Respironics, Inc., a company engaged in the design, manufacture and sale of home and hospital respiratory medical products, since November 1994.

         John Masternick has been a director of the Company since June 1994. Mr. Masternick is a practicing attorney in Girard, Ohio, and since prior to 1994 has been the Chairman of the Board of Directors of Omni Manor, Inc. and Windsor House, Inc., owners and operators of skilled nursing and extended care facilities in northeastern Ohio and western Pennsylvania.

         Charles E. Trebilcock has been a director of the Company since June 1994. Since 1964, Mr. Trebilcock has served as Chairman of Liberty Industries, Inc., an Ohio-based distributor of industrial lumber packaging products and equipment. Mr. Trebilcock is also a partner in Kings Company, which is also a distributor of industrial lumber packaging products and equipment.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all annual and long-term compensation paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ending December 31, 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1998, 1997 and 1996.

                                                                                        Long Term
                                                                                       Compensation
                                                                                   ---------------------
                                               Annual Compensation (1)                  Awards (2)
                                        ---------------------------------------    ---------------------           All
                                                                                        Securities                Other
             Name and                                                                   Underlying          Compensation ($)
        Principal Position               Year         Salary          Bonus          Options/SARs (#)              (3)
------------------------------------    --------    -----------    ------------    ---------------------    ------------------
Frank J. Amedia                         1998        350,000         329,990                 50,000                  6,258
   President and                        1997        266,807         250,000                100,000                     --
   Chief Executive Officer              1996        168,718              --                     --                     --

Jeffrey V. Miller                       1998        143,750          15,000                 55,000                  5,000
   Vice President-                      1997         90,000          25,000                     --                     --
   Operations

J. Larry Powell                         1998        141,125          15,000                 30,000                  5,000
   Vice President-                      1997        114,167          25,000                 25,000                     --
   Sales & Marketing

Richard L. Kovach                       1998        138,750          15,000                 30,000                  3,369
   Vice President and                   1997        119,390          75,000                 25,000                     --
   Chief Financial Officer

Jonathan K. Schoenike                   1998        131,250          20,000                 30,000                  5,000
   General Counsel                      1997         35,245          10,000                 25,000                     --


(1) Other annual compensation to the Named Executive Officers did not exceed $50,000 or 10% of total annual salary and bonus during any fiscal year.

(2) Represents awards of options to purchase shares of common stock under the 1996 Stock Option Plan.

(3) Amounts include Company matching contribution under the 401(k) plan for all officers (in an amount equal to 50% of the officers contribution) and $1,258 for insurance premiums paid by the Company for Mr. Amedia.


BOARD OF DIRECTORS' REPORT ON REPRICING OF OPTIONS

         The Board of Directors believes that the value of AAPC is necessarily dependent upon its ability to attract and retain qualified and competent employees. The 1996 Stock Option Plan was expressly established to provide an incentive to attract and retain quality officers and employees. In February 1998, the Board of Directors concluded that the value of some of the stock options previously granted to key employees under the 1996 Stock Option Plan had eroded to such an extent that the intended incentive to these employees had failed. As a result, the Board of Directors concluded that it would be in the best interest of the Company, and the best interest of the shareholders of the Company, to regrant such options with an exercise price that reflected the market price of the common stock at that time. The Board of Directors believes that by repricing the options previously granted under the 1996 Stock Option Plan, we have restored the incentive for these key employees. In each case, we granted options in replacement of previously granted options at an exercise price equal to the market price of the underlying common stock on the grant date. The number of shares subject to exercise, the vesting periods and the other terms remain unchanged by the replacement options.

                                         Submitted by the Board of Directors
                                         February 25, 1998

                                         George S. Hofmeister, Chairman
                                         Frank J. Amedia
                                         Joseph Dominijanni
                                         John J. Cafaro
                                         W.R. Jackson, Jr.
                                         Joseph C. Lawyer
                                         John Masternick
                                         Charles E. Trebilcock

The following table sets forth information concerning repricing of stock options during the period beginning when AAPC first became a reporting company under the Exchange Act and continuing through December 31, 1998.

                                                      10-YEAR OPTION/SAR REPRICINGS


                                                                                                               Length of
                                                  Number of                                                     Original
                                                  Securities    Market Price                                  Option Term
                                                  Underlying     of Stock at     Exercise                     Remaining at
                                                   Options         Time of     Price at Time       New          Date of
                                                 Repriced or    Repricing or    of Repricing     Exercise     Repricing or
               Name                    Date        Amended        Amendment     or Amendment       Price       Amendment
----------------------------------- ----------- --------------- -------------- --------------- ------------- ---------------
Frank J. Amedia                      2/25/98       100,000          $3.56          $6.19          $3.92(1)   108 months
Richard L. Kovach                    2/25/98        25,000          $3.56          $5.63          $3.56      108 months
Donald E. Lambrix, Jr.               2/25/98        25,000          $3.56          $5.63          $3.56      108 months
David J. McKelvey                    2/25/98        25,000          $3.56          $5.63          $3.56      108 months
J. Larry Powell                      2/25/98        25,000          $3.56          $5.63          $3.56      108 months

(1) Options granted at 110% of market price.

OPTION GRANTS

         No stock options, stock appreciation rights or restricted stock awards were granted as compensation to any officers, directors or employees of the Company or its subsidiaries during the period from June 19, 1996 (date of inception) through December 31, 1996. The Company entered into definitive stock option agreements with Mr. Amedia and Mr. Masternick dated December 18, 1996, memorializing the terms of stock options granted to them in 1994 as shareholders of Forte, Inc. in connection with the acquisition by the Company of Forte, Inc. The Company issued options to purchase up to 424,000 and 857,500 shares of common stock to various officers, directors and employees of the Company or its subsidiaries during the fiscal years ended December 31, 1997 and 1998, respectively. The following table sets forth certain information concerning individual grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998.


                                          OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL
                                                                 INDIVIDUAL GRANTS                     REALIZABLE
                                                       PERCENT   -----------------                   VALUE AT ASSUMED
                                     NUMBER OF        OF TOTAL                                       ANNUAL RATES OF
                                    SECURITIES      OPTIONS/SARS                                       STOCK PRICE
                                    UNDERLYING       GRANTED TO     EXERCISE OR                       APPRECIATION
                                   OPTIONS/SARS     EMPLOYEES IN     BASE PRICE    EXPIRATION         FOR OPTION TERM
        NAME                        GRANTED(#)       FISCAL YEAR      ($/SH)(1)       DATE          5%($)        10%($)
        ----                        ----------       ------------     ------          ----          -----        ------
Frank J. Amedia                         50,000             6%            3.92        2/28/08         54,000       120,000
Jeffrey V. Miller                       40,000             5%            3.56        2/28/08         90,000       227,000
                                        15,000             2%            3.88        7/23/08         37,000        93,000
J. Larry Powell                         15,000             2%            3.56        2/28/08         34,000        85,000
                                        15,000             2%            3.88        7/23/08         37,000        93,000
Richard L. Kovach                       15,000             2%            3.56        2/28/08         34,000        85,000
                                        15,000             2%            3.88        7/23/08         37,000        93,000
Jonathan K. Schoenike                   15,000             2%            3.56        2/28/08         34,000        85,000
                                        15,000             2%            3.88        7/23/08         37,000        93,000

(1) Represents market price at date of grant, except for Mr. Amedia, whose options are granted at 110% of the market price at date of grant.

         The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 1998 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each Named Executive Officer.

                                      AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND
                                           OPTION VALUE AS OF DECEMBER 31, 1998

                                                                                                          VALUE OF
                                                                          NUMBER OF                      UNEXERCISED
                                                                         UNEXERCISED                    IN-THE-MONEY
                                       SHARES                           OPTIONS/SARS                   OPTIONS/SARS AT
                                     ACQUIRED ON      VALUE           AT FISCAL YEAR END(#)           FISCAL YEAR END($)(1)
       NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
       ----                          -----------   -----------   -----------   -------------     -----------   -------------
Frank J. Amedia                           0             0        446,244        130,000                 0               0
Jeffrey V. Miller                         0             0              0         55,000                 0               0
J. Larry Powell                           0             0          5,000         50,000                 0               0
Richard L. Kovach                         0             0          5,000         50,000                 0               0
Jonathan K. Schoenike                     0             0          5,000         50,000                 0               0


(1) Based on the average of reported bid and asked prices for the Common Stock on December 31, 1998.

EMPLOYMENT AGREEMENTS

         On November 17, 1997, the Company entered into an employment agreement with Frank J. Amedia for services as President and Chief Executive Officer. This agreement requires Mr. Amedia to devote his full time to the Company during normal business hours in exchange for a base annual salary of $350,000, subject to annual increases at the discretion of the Board of Directors. In addition, Mr. Amedia is entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time, and the Company will pay certain life and disability insurance premiums on behalf of Mr. Amedia. The agreement has an initial three-year term and provides that Mr. Amedia may not compete with the Company anywhere in the United States while he is employed by the Company and for a two-year period following the termination of Mr. Amedia's employment. In addition, the Board of Directors has approved the payment to Mr. Amedia of a bonus equal to 0.39% of the total consideration paid by the Company for each acquisition transaction consummated during 1998. The amount of this bonus paid in 1998 was $230,000. In December 1998, the Board of Directors increased this acquisition bonus percentage to 0.56% of total consideration paid for acquisitions completed in 1999.

         In addition, in 1998 the Company entered into employment agreements with Jonathan K. Schoenike, J. Larry Powell, Richard L. Kovach and Jeffrey V. Miller for services as General Counsel, Vice President - Sales & Marketing, Vice President - Chief Financial Officer and Vice President - Operations, respectively. The agreements require Messrs. Schoenike, Powell, Kovach and Miller to devote their full time to the Company in exchange for annual base salaries of $160,000, $159,500, $160,000 and $160,000, respectively, subject to annual increases. In addition, Messrs. Schoenike, Powell, Kovach and Miller are entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time, and the Company will pay certain life insurance premiums and other benefits. The agreements have an initial three-year term. The Company has also entered into employment agreements with certain other officers and key employees.

EMPLOYEE STOCK OPTION PLANS

         1992 Incentive Stock Option Plan. In May 1992, the Board of Directors of the Company adopted an Employee Incentive Stock Option Plan (the "Option Plan"). Options to purchase an aggregate of up to 500,000 shares of the Company's common stock are authorized under the Option Plan. Options granted under the Option Plan have a maximum duration of ten years from the date of grant.

         1996 Stock Option Plan. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders of the Company, authorizes the Board to grant options to Directors and employees of the Company to purchase in the aggregate an amount of shares of common stock equal to 10% of the shares of common stock issued and outstanding from time to time, but which aggregate amount shall in no event exceed 10,000,000 shares of common stock. On July 23, 1998, the Board of Directors approved an increase in the number of shares issuable under the 1996 Plan to 15% of the shares of Common Stock issued and outstanding, which is being submitted for shareholder approval at the Company's 1999 Annual Meeting. Directors, officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1996 Plan. Options may be nonqualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Plan are not transferable and expire ten (10) years after the date of grant. The per share exercise price of an incentive stock option granted under the 1996 Plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's common stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant. No option may be granted after December 19, 2006.

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

         As of December 31, 1998, options to purchase a total of 2,584,425 shares of the Company's common stock were outstanding, including options to purchase 707,655 shares issued to AAP Holdings, Inc. on December 18, 1996, with an exercise price of $3.75 per share, options to purchase 471,770 shares issued to Mr. Amedia and Mr. Masternick (issued in connection with the acquisition of Forte, Inc.) with an exercise price of $3.75 per share, options issued pursuant to the Company's stock option plans described above and other options issued outside of the described stock option plans.

EMPLOYEE STOCK PURCHASE PLAN

         On February 26, 1998, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and reserved 1,200,000 shares of common stock for issuance thereunder. At the Company's annual meeting, the 1998 Purchase Plan was approved by the stockholders. In general, the 1998 Purchase Plan is designed to encourage common stock ownership by the Company's employees through payroll deductions. If qualified in accordance with Section 423 of the Code, the 1998 Purchase Plan will enable the Company to sell shares of common stock to its employees at a price discount of up to 15% of market price, applied to the lower of the price of the common stock at the beginning or end of the option period.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Audit Committee, which is comprised of William R. Jackson, Jr., Charles E. Trebilcock and Joseph Dominijanni, is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting controls, practices and policies. The Audit Committee met twice during the year.

         The Compensation Committee did not meet during the year. The Company's Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for executive officers of the Company, including annual bonus compensation, and consults with management of the Company regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options and other benefits under such plans. The Compensation Committee is comprised of George S. Hofmeister, Frank J. Amedia, and John Masternick.

         Since the Compensation Committee did not meet during 1998, the entire Board of Directors performed the functions of this committee. The Board of Directors considered the input of the Chief Executive Officer in making executive officer compensation determinations. The Chief Executive Officer made recommendations to the entire Board of Directors as to compensation levels for all of the Company's executive officers. The entire Board of Directors, with the exception of Mr. Amedia who is also an executive officer, then considered and discussed these recommendations and made compensation determinations for all executive officers. None of the Company's executive officers, including Mr. Amedia, participated in the Board of Director's discussion of executive officer compensation.

DIRECTORS' TERMS AND COMPENSATION

         The Company's Board of Directors is currently comprised of eight members, and one additional Board position which is currently vacant. Each Director is elected for a period of one year at the Company's annual meeting of shareholders and serves until the earlier of his or her resignation or until his or her successor is duly elected and qualified. During the fiscal year ended December 31, 1998, the Board of Directors of the Company met nine times. All other actions taken by the Board of Directors during the fiscal year ended December 31, 1998 were accomplished by means of unanimous written consent. During the period in which they served as directors, Messrs. Cafaro and Lawyer attended fewer than 75% of the meetings of the Board of Directors. All other Directors attended 75% or more of the meetings of the Board of Directors and of the meetings held by committees of the Board on which they served.

         During the fiscal year ended December 31, 1998, members of the Board of Directors who were not employees of the Company or of ACH or its affiliates ("non-employee directors") received a fee of $1,000 for each meeting of the Board of Directors attended in person and were reimbursed for expenses incurred in connection with their attendance at meetings of the Board. Pursuant to a resolution of the Board, each non-employee director serving on December 31, 1998 who attended at least four of the regularly scheduled meetings of the Board and at least 75% of all meetings of the Board during 1998 was granted options to purchase 2,000 shares of the Company's common stock at an exercise price equal to the average of the reported closing bid and asked prices on the date of grant, vesting in full upon issuance. Such options are exercisable for a period of five years following the vesting date and were issued pursuant to the Company's 1996 Stock Option Plan. For the fiscal year ending December 31, 1999, each non-employee director of the Company will receive $1,000 for every Board of Directors meeting attended and $500 for every committee meeting attended and 2,000 shares of the Company's common stock if the Director attends 75% of all meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of February 28, 1999, concerning the beneficial ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the Company's common stock, (ii) each Director and Named Executive Officer of the Company, and (iii) all Directors and Executive Officers of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by their respective spouses under applicable law.

                                                                 SHARES
                                                           BENEFICIALLY OWNED
                                                           ------------------
NAME OF BENEFICIAL OWNER(1)                       NUMBER                       PERCENT
---------------------------                       ------                       -------
AAP Holdings, Inc.                                 7,548,633(2)                    54.2%
George S. Hofmeister                               7,551,133(3)                    54.1%
Frank J. Amedia                                    3,429,326(4)                    23.8%
Amedia Family Limited Partnership                  1,500,000                       10.8%
John Masternick                                      371,680(5)                     2.7%
William R. Jackson, Jr.                               73,287(6)                        *
Charles E. Trebilcock                                 40,513(7)                        *
Joseph Dominijanni                                    27,000(8)                        *
Joseph C. Lawyer                                       4,000                           *
Richard L. Kovach                                     13,000(9)                        *
J. Larry Powell                                       23,412(9)                        *
Jeffrey V. Miller                                      8,000(10)                       *
Jonathan K. Schoenike                                  9,000(10)                       *
All directors and executive officers
  of the Company as a group (15 persons)          11,576,351(11)                   79.2%

*    Less than 1%

(1) The address of AAP Holdings, Inc. and George S. Hofmeister is 6500 Brooktree Road, Suite 202, Wexford, Pennsylvania 15090. The address of all other beneficial owners is c/o American Architectural Products Corporation, 755 Boardman-Canfield Road, Building G West, Boardman, Ohio 44512.

(2) Does not include 707,655 shares of common stock which are subject to unexercised options that are exercisable only upon the occurrence of certain contingencies.

(3) Includes shares of common stock held by AAP Holdings, Inc. George S. Hofmeister, the Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc.

(4) Includes 476,244 shares of common stock which are subject to unexercised options that were exercisable on February 28, 1999 or within sixty days thereafter. Also includes 1,500,000 shares of common stock owned by the Amedia Family Limited Partnership, in which Mr. Amedia and his spouse are the general partners and each holds 48% of the partnership interests.

(5) Includes 47,526 shares of common stock which are subject to unexercised options that were exercisable on February 28, 1999 or within sixty days thereafter.

(6) Includes 57,143 shares of common stock which are subject to unexercised warrants that were exercisable on February 28, 1999 or within sixty days thereafter.

(7) Includes 13,513 shares of common stock owned individually and 25,000 shares held by a custodian for the benefit of an individual retirement account of Mr. Trebilcock. Also includes 2,000 shares of common stock which are subject to unexercised options that were exercisable on February 28, 1999 or within sixty days thereafter.

(8) Includes 25,000 shares of common stock which are subject to unexercised options that were exercisable on February 28, 1999 or within sixty days thereafter.

(9) Includes 13,000 shares of common stock which are subject to unexercised options that were exercisable on February 28, 1999 or within sixty days thereafter.

(10) Includes 8,000 shares of common stock which are subject to unexercised options that were exercisable on February 28, 1999 or within sixty days thereafter.

(11) Includes 675,913 shares of common stock which are subject to unexercised options and warrants that were exercisable on February 28, 1999 or within sixty days thereafter as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. George S. Hofmeister, Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAPH. The Company has agreed to pay AAPH an acquisition consulting fee of 1.0% for 1997 and 1998, increased to 1.44% for 1999, of the transaction price of each acquisition transaction consummated by the Company with respect to which AAPH or its affiliates provides acquisition consulting services. For purposes of calculating the acquisition fee, the transaction price means the aggregate amount of consideration paid by the Company or its affiliates for the acquisition in the form of cash, stock, stock options, warrants, debt instruments and other assumed liabilities. Acquisition consulting fees in 1997 and 1998 approximated $835,000 and $590,000, respectively. In addition, the Company paid AAPH fees of $821,000 and $345,000 for management and other transaction services provided in 1997 and 1998, respectively. AAPH charges the Company on an hourly basis at competitive rates based on time incurred. The Company expects to continue to use these services charged at rates comparable to prior rates.

         The Company contracts for air charter services with a company affiliated with AAPH and Mr. Amedia. The Company paid approximately $450,000 and $530,000 to this company for air charter services in 1997 and 1998, respectively. The Company pays for these services at rates comparable to those charged to unaffiliated parties. The Company expects to continue to use these services at levels similar to prior years.

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

         The Company acquired all of the issued and outstanding common stock of Forte from Frank Amedia and John Masternick on June 8, 1994, in exchange for 3,311,010 shares of the Company's common stock and options to acquire 475,770 shares of the Company's common stock. Through a series of extensions approved by the Board of Directors, the options are currently scheduled to expire in January 2000.

          Pursuant to reorganization of the Company and AAP on December 18, 1996 (the "Reorganization") the Company issued 1,000,000 shares of Series A Preferred Stock in exchange for all of the issued and outstanding stock of AAP. In April 1997, AAPH converted the Series A Preferred Stock pursuant to its terms into 7,548,633 shares of common stock of the Company. In addition, the Company issued to AAPH options to purchase 879,834 shares of common stock, of which options to purchase 172,179 shares have subsequently terminated. Through a series of extension approved by the Board of Directors, these options are currently scheduled to expire in January 2000. Such options are identical in price and exercise terms to certain options held by Messrs. Amedia and Masternick and are exercisable only upon the exercise of the options held by Mr. Amedia and Mr. Masternick.

         Profile Extrusion Company ("PEC") loaned the Company $92,537 on May 19, 1997 and an additional $5,203 on September 28, 1997. This combined indebtedness had an interest rate of 15% per annum and was payable in full on or before December 31, 1997. In connection therewith, the Company issued to PEC warrants to purchase a total of 27,926 shares of common stock at an exercise price of $3.50 per share, expiring on September 1, 1998. The Company repaid this loan on December 10, 1997. PEC is a wholly-owned subsidiary of American Commercial Holdings, Inc., of which George Hofmeister is the controlling shareholder. These warrants were extended to and expired unexercised on January 15, 1999.

         In June 1997, Mr. Amedia pledged 133,333 shares of common stock to secure the repayment of a short-term debt incurred by the Company in the original principal amount of $250,000. The Company agreed to issue shares of common stock to Mr. Amedia to replace any shares as to which the lender exercises its security interest. The Company repaid this loan on January 16, 1998.

         In September 1997, William R. Jackson, Jr., a director of the Company, loaned the Company $200,000. This indebtedness had an interest rate of 15% per annum and was payable in full in December 1997. In connection therewith, the Company issued to Mr. Jackson warrants to purchase a total of 57,143 shares of common stock at an exercise price of $3.50 per share, expiring in September 1998. The Company repaid this loan on December 10, 1997. Through a series of extensions in 1998, the warrants are currently scheduled to expire in January 2000.

         In January 1998, the Company purchased substantially all of the assets of Blackhawk Architectural Products (Blackhawk) for approximately $400,000. The assets were purchased at their approximate book value, which approximated fair value, as approved by the Board of Directors. J. Larry Powell, an officer of the Company, co-founded and owned a 20% equity interest in Blackhawk at the time of this transaction.

         In March, 1998, the Company sold Mallyclad, a division of Eagle & Taylor Company, to a company controlled by one of its shareholders for approximately $1.1 million. The Company sold this division at its book value, which approximated fair market value as approved by the Board of Directors, therefore, no gain or loss was recognized on this transaction.

         In July 1998, the Company sold windows in the amount of $160,000 to Hughes O'Neill, a company owned by the wife of J. Larry Powell. These windows were sold at normal market prices.

         In October 1998, the Company entered into an operating lease at market rates with a company affiliated with AAPH. Amounts paid under this lease were $75,000 for the year ended December 31, 1998. The Company is committed to future minimum lease payments of $225,000 in 1999 under this lease.

         During the last quarter of 1998 and first quarter of 1999, the Company sold, at cost, approximately $100,000 of windows to Mr. Hofmeister. This transaction was approved by the Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         The following financial statements of AAPC and the auditor's report thereon, are included in the Financial Review section of AAPC's 1998 Annual Report to Shareholders and are incorporated herein by reference:

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
  Report of Independent Auditors
  Consolidated Balance Sheets at December 31, 1997 and 1998
  Consolidated Statements of Operations for the period from June 19, 1996 (date of inception) to December 31, 1996 and the years ended
    December 31, 1997 and 1998
  Consolidated Statements of Stockholders' Equity for the period from June 19, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998
  Consolidated Statements of Cash Flows for the period from June 19,
    1996 (date of inception) to December 31, 1996 and the years ended
    December 31, 1997 and 1998
  Notes to Consolidated Financial Statements

         The following financial statements of the Predecessors and Weather-Seal (a division of Louisiana-Pacific Corporation) and the auditors' reports thereon are included as a separate section of this Form 10-K:

EAGLE WINDOW AND DOOR, INC. AND SUBSIDIARIES AND TAYLOR BUILDING
  PRODUCTS COMPANY
  Independent Auditors' Report
  Combined Balance Sheet at August 29, 1996
  Combined Statement of Operations and Accumulated Deficit for the
    eight months ended August 29, 1996
  Combined Statement of Cash Flows for the eight months ended August 29, 1996 Notes to Combined Financial Statements

MALLYCLAD CORPORATION AND VYN-L CORPORATION
  Report of Independent Certified Public Accountants
  Combined Balance Sheet at June 30, 1996
  Combined Statement of Operations and Retained Earnings
    for the seven months ended June 30, 1996
  Combined Statement of Cash Flows for the seven months ended June 30, 1996 Notes to Combined Financial Statements

WEATHER-SEAL (A DIVISION OF LOUISIANA-PACIFIC CORPORATION)
  Report of Independent Auditors
  Balance Sheet at June 12, 1998
  Statement of Operations for the period from January 1, 1998 through
    June 12, 1998
  Statement of Cash Flows for the period from January 1, 1998 through
    June 12, 1998
  Notes to Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules of AAPC are included in a separate section of this Form 10-K:

         SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

         All other financial statement schedules for AAPC and its predecessors have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) EXHIBITS

              The exhibits are set forth on the Exhibit Index included herein.

(b) REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K during the fourth quarter of 1998. The current report, dated December 23,1998, reported the resignation of BDO Seidman, LLP as the Company's independent auditors and the engagement of Ernst & Young LLP.

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

2.6               Agreement and Plan of Reorganization, dated October 25,
                  1996, between Forte Computer Easy, Inc. and AAP Holdings,
                  Inc.                                                                                B

2.7               Share Purchase Agreement dated March 14, 1997 among Marcella
                  M. Egly Turner, as sole Trustee of the Egly Family Trust U/A dated May 31, 1997, Western Insulated Glass, Co., Benny J.
                  Ellis and Forte Computer Easy, Inc.                                                 I

2.8               Asset Purchase Agreement, dated June 5, 1998, by and among,
                  Weather-Seal Acquisition Corporation and Louisiana-Pacific
                  Corporation.                                                                        J

3.1               Certificate of Incorporation of American Architectural
                  Products Corporation.                                                               C

3.2               Bylaws of American Architectural Products Corporation.                              C

3.3               Certificate of Incorporation of American Glassmith
                  Acquisition Corporation.                                                            F

3.4               Bylaws of American Glassmith Acquisition Corporation.                               F

3.5               Amended and Restated Certificate of Incorporation of
                  Binnings Building Products, Inc.                                                    F

3.6               Bylaws of Binnings Building Products, Inc.                                          F

3.7               Certificate of Incorporation of Danvid Window Company, as amended                   F

3.8               Bylaws of Danvid Window Company.                                                    F

3.9               Certificate of Incorporation of Eagle & Taylor Company, as
                  amended.                                                                            F

3.10              Bylaws of Eagle & Taylor Company.                                                   F

3.11              Articles of Incorporation of Forte, Inc.                                            F

3.12              Code of Regulations of Forte, Inc.                                                  F

3.13              Certificate of Incorporation of Modern Window Acquisition
                  Corporation.                                                                        F

3.14              Bylaws of Modern Window Acquisition Corporation.                                    F

3.15              Certificate of Incorporation of Thermetic Glass, Inc., as
                  amended.                                                                            F

3.16              Bylaws of Thermetic Glass, Inc.                                                     F

3.17              Articles of Incorporation of Western Insulated Glass, Co.                           F

3.18              Bylaws of Western Insulated Glass, Co.                                              F

3.19              Certificate of Incorporation of VinylSource, Inc., as amended.                      G

3.20              Bylaws of VinylSource, Inc.                                                         G

3.21              Certificate of Incorporation of AAPC One Acquisition Corporation.                   G

3.22              Bylaws of AAPC One Acquisition Corporation.                                         G

3.23              Certificate of Incorporation of AAPC Two Acquisition Corporation.                   G

3.24              Bylaws of AAPC Two Acquisition Corporation.                                         G

3.25              Certificate of Incorporation of Denver Window Acquisition
                  Corporation.                                                                        G

3.26              Bylaws of Denver Window Acquisition Corporation.                                    G

3.26              Certificate of Incorporation of Eagle Window & Door Center,
                  Inc., as amended.                                                                   G

3.28              Bylaws of Eagle Window & Door Center, Inc.                                          G

3.29              Certificate of Incorporation of Weather-Seal Acquisition
                  Corporation.                                                                        G

3.30              Bylaws of Weather-Seal Acquisition Corporation.                                     G

4.1               Form of American Architectural Products Corporation Common
                  Stock Certificate.                                                                  E

4.2               Indenture dated as of December 10, 1997 with respect to
                  11 3/4% Senior Notes due 2007 among American Architectural
                  Products Corporation, as issuer, American Glassmith
                  Acquisition Corporation, BBPI Acquisition Corporation, DCI/DWC
                  Acquisition Corporation, Eagle & Taylor Company, Forte, Inc.,
                  Modern Window Acquisition Corporation, Thermetic Glass, Inc.,
                  and Western Insulated Glass, Co., as subsidiary guarantors, and United States Trust Company of
                  New York, as trustee.                                                               D

4.3               Amendment No. 1, dated as of April 15, 1998, to the Indenture dated as of December 10, 1997 with respect to 11 3/4% Senior
                  Notes due 2007.                                                                     H

4.4               First Supplemental Indenture, dated as of April 15, 1998, by and among American Architectural Products Corporation, Eagle &
                  Taylor Company. Forte, Inc., Western Insulated Glass, Co.,
                  Thermetic Glass, Inc., Binnings Buildings Products, Inc.,
                  Danvid Window Company, American Glassmith Acquisition
                  Corporation, Modern Window Acquisition Corporation,
                  VinylSource, Inc., AAPC One Acquisitions Corporation, AAPC Two
                  Acquisition Corporation, Eagle Window & Door Center, Inc.,
                  Weather-Seal Acquisition Corporation and United States Trust
                  Company of New
                  York.                                                                               H

10.1              1992 Incentive Stock Option Plan.                                                   A

10.2              1996 Stock Option Plan.                                                             C

10.3              Employment Agreement, dated November 17, 1997, between Frank
                  J. Amedia and American Architectural Products
                  Corporation.                                                                        F

10.3a             Employment Agreement, dated September 30, 1998, between
                  Richard L. Kovach and American Architectural Products
                  Corporation.                                                                        *

10.3b             Employment Agreement, dated September 30,1998, between
                  Jeffrey V. Miller and American Architectural Products
                  Corporation.                                                                        *

10.3c             Employment Agreement, dated September 30, 1998, between J.
                  Larry Powell and American Architectural Products Corporation.                       *

10.3d             Employment Agreement, dated September 30, 1998, between
                  Jonathan K. Schoenike and American Architectural Products
                  Corporation.                                                                        *

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

10.9              Exchange and Registration Rights Agreement, dated as of
                  December 10, 1997, by and among American Architectural
                  Products Corporation, American Glassmith Acquisition
                  Corporation, BBPI Acquisition Corporation, DCI/DWC Acquisition
                  Corporation, Eagle & Taylor Company, Forte, Inc., Modern
                  Window Acquisition Corporation, Thermetic Glass, Inc., Western
                  Insulated Glass, Co., NatWest Capital
                  Markets Limited and McDonald & Company Securities, Inc.                             D

10.10             Registration Rights Agreement, dated as of July 31, 1998, by and between American Architectural Products Corporation and
                  Frank J. Amedia                                                                     +

10.11             Registration Rights Agreement, dated as of July 31, 1998, by and between American Architectural Products Corporation and
                  Miller Capital Group                                                                +

10.12             Credit Agreement, dated as of June 12, 1998, by and among
                  American Architectural Products Corporation, Eagle & Taylor
                  Company, Forte, Inc., Western Insulated Glass, Co. Thermetic
                  Glass, Inc., Binnings Building Products, Inc., Danvid Window
                  Company, Modern Window Acquisition Corporation, American
                  Glassmith Acquisition Corporation, Vinyl Source, Inc.
                  Weather-Seal Acquisition Corporation, Eagle Window & Door
                  Center, Inc., Denver Window Acquisition Corporation, AAPC One
                  Acquisition Corporation, AAPC Two Acquisition Corporation and
                  the Institutions from time to time party hereto as Lenders and
                  BankBoston, N.A. as Agent.                                                          K

10.12a            Amendment No. 1 to Credit Agreement, dated as of September 15,
                  1998, by and among American Architectural Products
                  Corporation, Eagle & Taylor Company, Forte, Inc., Western
                  Insulated Glass, Co. Thermetic Glass, Inc., Binnings Building
                  Products, Inc., Danvid Window Company, Modern Window
                  Acquisition Corporation, American Glassmith Acquisition
                  Corporation, Vinyl Source, Inc. Weather-Seal Acquisition
                  Corporation, Eagle Window & Door Center, Inc., Denver Window
                  Acquisition Corporation, AAPC One Acquisition Corporation,
                  AAPC Two Acquisition Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A.
                  as Agent.                                                                           *

10.12b            Amendment No. 2 to Credit Agreement, dated as of September 30,
                  1998, by and among American Architectural Products
                  Corporation, Eagle & Taylor Company, Forte, Inc., Western
                  Insulated Glass, Co. Thermetic Glass, Inc., Binnings Building
                  Products, Inc., Danvid Window Company, Modern Window
                  Acquisition Corporation, American Glassmith Acquisition
                  Corporation, Vinyl Source, Inc. Weather-Seal Acquisition
                  Corporation, Eagle Window & Door Center, Inc., Denver Window
                  Acquisition Corporation, AAPC One Acquisition Corporation,
                  AAPC Two Acquisition Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A.
                  as Agent.                                                                            L

10.12c            Amendment No. 3 to Credit Agreement, dated as of December 31,
                  1998, by and among American Architectural Products
                  Corporation, Eagle & Taylor Company, Forte, Inc., Western
                  Insulated Glass, Co. Thermetic Glass, Inc., Binnings Building
                  Products, Inc., Danvid Window Company, Modern Window
                  Acquisition Corporation, American Glassmith Acqusition
                  Corporation, Vinyl Source, Inc. Weather-Seal Acquisition
                  Corporation, Eagle Window & Door Center, Inc., Denver Window
                  Acquisition Corporation, AAPC One Acquisition Corporation,
                  AAPC Two Acquisition Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A. as
                  Agent.                                                                              *

10.13             1998 Employee Stock Purchase Plan                                                   M

10.14             Subordinated Promissory Note, dated June 12, 1998 between
                  American Architectural Products Corporation and Louisiana-
                  Pacific Corporation                                                                 *

10.14a            Letter Agreement, dated February 16, 1999, between American
                  Architectural Products Corporation and Louisiana-Pacific
                  Corporation.                                                                        *

13                Annual Report                                                                       *

21                Subsidiaries of American Architectural Products Corporation                         *

23.1              Consent of Ernst & Young LLP                                                        *

23.2              Consent of BDO Seidman, LLP                                                         *

23.3              Consent of Semple & Cooper                                                          *

27                Financial Data Schedules                                                            *

*    Filed herewith.

+    Previously filed.

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

D Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 1997.

E Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10-SB filed April 17, 1997.

F Incorporated by reference to the Company's Registration Statement on Form S-4 filed January 15, 1998.

G Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed April 7, 1998.

H Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed May 15, 1998.

I Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 1997.

J Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 1998.

K Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed August 14, 1998.

L Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998.

M Incorporated by reference to the Company's definitive Information Statement relating to the Annual Shareholders Meeting held on April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN ARCHITECTURAL PRODUCTS CORP.



March 30, 1999                         By: /s/ Frank J. Amedia
                                           -------------------------------------
                                           Frank J. Amedia
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           SIGNATURE                                       TITLE                           DATE
           ---------                                       -----                           ----
                                            Chairman of the Board of Directors         March 30, 1999
------------------------------------
George S. Hofmeister

/s/ Frank J. Amedia
------------------------------------        President (Principal Executive             March 30, 1999
Frank J. Amedia                             Officer) and Director

/s/ Richard L. Kovach                       Chief Financial Officer (Principal         March 30, 1999
------------------------------------
Richard L. Kovach                           Financial Officer)

/s/Joseph Dominijanni
------------------------------------        Treasurer and Director                     March 30, 1999
Joseph Dominijanni

/s/ John J. Cafaro
------------------------------------        Director                                   March 30, 1999
John J. Cafaro

/s/ W. R. Jackson, Jr.
------------------------------------        Director                                   March 30, 1999
W. R. Jackson, Jr.

/s/ Joseph C. Lawyer
------------------------------------        Director                                   March 30, 1999
Joseph C. Lawyer

------------------------------------        Director                                   March 30, 1999
John Masternick

/s/ Charles  E. Trebilcock
------------------------------------        Director                                   March 30, 1999
Charles E. Trebilcock

ITEM 8.
                                    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
EAGLE WINDOW AND DOOR, INC. AND SUBSIDIARIES AND TAYLOR
   BUILDING PRODUCTS COMPANY
   Independent Auditors' Report                                                                               F-2
   Combined Balance Sheet at August 29, 1996                                                                  F-3
   Combined Statement of Operations and Accumulated Deficit
      for the eight months ended August 29, 1996                                                              F-4
   Combined Statement of Cash Flows for the eight months ended
      August 29, 1996                                                                                         F-5
   Notes to Combined Financial Statements                                                                     F-6

MALLYCLAD CORPORATION AND VYN-L CORPORATION
   Report of Independent Certified Public Accountants                                                         F-11
   Combined Balance Sheet at June 30, 1996                                                                    F-12
   Combined Statement of Operations and Retained Earnings
      for the seven months ended June 30, 1996                                                                F-13
   Combined Statement of Cash Flows for the seven months ended
      June 30, 1996                                                                                           F-14
   Notes to Combined Financial Statements                                                                     F-15

WEATHER-SEAL (A DIVISION OF LOUISIANA-PACIFIC CORPORATION)
  Report of Independent Auditors                                                                              F-18
  Balance Sheet at June 12, 1998                                                                              F-19
  Statement of Operations for the period from January 1, 1998 through
    June 12, 1998                                                                                             F-21
  Statement of Cash Flows for the period from January 1, 1998 through
    June 12, 1998                                                                                             F-22
  Notes to Financial Statements                                                                               F-23


                              INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE
                                                                                                             ----
AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
   Report of Independent Certified Public Accountants                                                         S-1
   Schedule II - Valuation and Qualifying Accounts                                                            S-2

EAGLE WINDOW AND DOOR, INC. AND SUBSIDIARIES AND TAYLOR
    BUILDING PRODUCTS COMPANY
    Report of Independent Public Accountants on Schedule II                                                   S-3
    Schedule II - Valuation and Qualifying Accounts                                                           S-4

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eagle Window & Door, Inc. and Subsidiaries and
Taylor Building Products Company (Wholly-Owned Subsidiaries)

         We have audited the accompanying combined balance sheet of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (Wholly-Owned Subsidiaries), as of August 29, 1996, and the related combined statements of operations and accumulated deficit, and cash flows for the eight months ended August 29, 1996. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company (Wholly-Owned Subsidiaries) as of August 29, 1996, and the results of their combined operations and cash flows for the eight months ended August 29, 1996 in conformity with generally accepted accounting principles.

                                                SEMPLE & COOPER, P.L.C.

Phoenix, Arizona
January 31, 1997

             EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
      TAYLOR BUILDING PRODUCTS COMPANY (WHOLLY-OWNED SUBSIDIARIES)

                         COMBINED BALANCE SHEET

                                                            AUGUST 29,
                                                               1996
                                                               ----
ASSETS
Current Assets:
  Cash (Note 2)                                            $   395,859
  Accounts receivable, net (Note 1)                          7,736,517
  Inventory (Notes 1 and 3)                                  8,483,224
  Prepaids and other                                           314,240
                                                           -----------
         Total Current Assets                               16,929,840
                                                           -----------
Property, Plant and Equipment, Net (Notes 1 and 4)           6,966,340
                                                           -----------
Deposits and Other Assets                                       93,376
                                                           -----------
         Total Assets                                      $23,989,556
                                                           ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
  Accounts payable                                         $ 2,429,053
  Accrued wages and payroll taxes                              453,459
  Payable to affiliates (Note 8)                            19,441,656
  Other accrued expenses                                     2,346,756
  Accrued warranty reserve--short-term portion
    (Note 7)                                                 1,479,000
                                                           -----------
         Total Current Liabilities                          26,149,924
                                                           -----------
Long-Term Liabilities:
  Accrued warranty reserve--long-term portion
    (Note 7)                                                 3,148,412
                                                           -----------
Commitments and Contingencies: (Note 5)                             --
Stockholder's Deficit: (Note 6)
  Common stock                                                 211,851
  Additional paid-in capital                                27,224,456
  Accumulated deficit                                      (32,745,087)
                                                           -----------
         Total Stockholder's Deficit                        (5,308,780)
                                                           -----------
         Total Liabilities and Stockholder's Deficit       $23,989,556
                                                           ===========


                  The accompanying notes are an integral part
                      of the combined financial statements.

      EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
 TAYLOR BUILDING PRODUCTS COMPANY (WHOLLY-OWNED SUBSIDIARIES)

 COMBINED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                               FOR THE
                                                EIGHT
                                             MONTHS ENDED
                                              AUGUST 29,
                                                 1996
                                                 ----
Sales                                        $ 39,971,058
Cost of Sales                                  33,832,799
                                             ------------
Gross Profit                                    6,138,259
Selling Expense                                 3,948,778
General and Administrative Expenses             3,141,852
                                             ------------
Loss from Operations                             (952,371)
                                             ------------
Other Income (Expense):
  Interest expense (Note 8)                    (1,142,519)
  Loss on sale of assets                         (773,866)
  Other                                           274,661
                                             ------------
                                               (1,641,724)
                                             ------------

Loss before Income Tax Benefit                 (2,594,095)
Income Tax Benefit (Note 1)                       907,933
                                             ------------
Net Loss                                       (1,686,162)
Accumulated Deficit, Beginning of Period      (31,058,925)
                                             ------------
Accumulated Deficit, End of Period           $(32,745,087)
                                             ============


                  The accompanying notes are an integral part
                     of the combined financial statements.

                 EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES AND
          TAYLOR BUILDING PRODUCTS COMPANY (WHOLLY-OWNED SUBSIDIARIES)

                        COMBINED STATEMENT OF CASH FLOWS

                                                                    FOR THE
                                                                     EIGHT
                                                                  MONTHS ENDED
                                                                   AUGUST 29,
                                                                      1996
                                                                      ----
Cash Flows from Operating Activities:
  Cash received from customers                                    $ 39,462,693
  Cash paid to suppliers and employees                             (38,177,166)
  Interest received                                                      1,340
                                                                  ------------
         Net cash provided by operating activities                   1,286,867
                                                                  ------------
Cash Flows from Investing Activities:
  Cash received from sale of equipment                                  37,289
  Purchase of equipment                                             (1,678,658)
                                                                  ------------
        Net cash used by investing activities                      (1,641,369)
Net decrease in cash                                                  (354,502)
Cash at beginning of period                                            750,361
                                                                  ------------
Cash at end of period                                             $    395,859
                                                                  ============
Reconciliation of Net Loss to Net Cash Provided by
  Operating Activities:
Net Loss                                                          $ (1,686,162)
                                                                  ------------
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
  Depreciation                                                       2,661,961
  Loss on sale of assets                                               773,866
  Interest expense contributed to capital by Parent
    Company                                                          1,142,519
Changes in Assets and Liabilities:
  Accounts receivable                                                 (781,687)
  Inventory                                                           (152,631)
  Prepaids and other                                                   134,186
  Deposits and other                                                   (38,005)
  Accounts payable                                                    (430,203)
  Accrued wages and payroll taxes                                       72,539
  Other accrued expenses                                               828,870
  Payable to affiliates                                             (1,040,998)
  Accrued warranty reserve                                            (197,388)
                                                                  ------------
                                                                     2,973,029
                                                                  ------------
         Net cash provided by operating activities                $  1,286,867
                                                                  ============


                  The accompanying notes are an integral part
                     of the combined financial statements.

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

         Each Company is a wholly-owned subsidiary of MascoTech, Inc. Because of these relationships, the financial statements of the Companies have been prepared on a combined format as if they were a single entity. In addition, MascoTech, Inc. performed the Companies' treasury function, and allocated expenses for various services it provided (See Note 8).

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

         Earnings Per Share:

         Historical earnings per share data has not been presented in the accompanying financial statements due to the subsequent acquisition of the two Companies by American Architectural Products, Inc. and its reverse merger with a public reporting company (See Note 11).

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

         Property, Plant and Equipment:

         Property, plant and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the eight months ended August 29, 1996, was $2,661,961. Assets are being depreciated over their estimated useful lives, as follows:

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

         Advertising:

         The cost of advertising is expensed as incurred. Advertising expense was $479,300 for the eight months ended August 29, 1996.

2.       CONCENTRATION OF CREDIT RISK:

         The combined Companies maintain cash balances at various financial institutions. At August 29, 1996, the combined Companies have uninsured cash in the approximate amount of $230,000.

3.       INVENTORY:

         As of August 29, 1996, inventory consisted of the following:

                                                         AUGUST 29,
                                                            1996
                                                            ----

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
                                                         ----------
                                                         $8,483,224
                                                         ==========

4. PROPERTY, PLANT AND EQUIPMENT:

         As of August 29, 1996, property, plant and equipment consisted of the following:

                                                           AUGUST 29,
                                                             1996
                                                             ----

Land and improvements                                    $    408,934
Buildings and improvements                                  7,698,252
Machinery and equipment                                    11,276,992
Computer and office equipment                               2,223,089
Tools, dies and fixtures                                    3,698,385
                                                         ------------
                                                           25,305,652
Less: accumulated depreciation                            (18,339,312)
                                                         ------------
                                                         $  6,966,340
                                                         ============

5. COMMITMENTS AND CONTINGENCIES:

         Commitments:

         The Companies are currently leasing certain office and manufacturing space in Dubuque, Iowa and West Branch, Michigan under non-cancellable operating lease agreements which expire through July, 1997. The terms of the leases provide for combined monthly payments totalling approximately $12,000. The lease terms also require the Companies to pay common area maintenance, taxes, insurance and other costs. The Companies are also leasing equipment under various non-cancellable operating lease agreements which expire through July, 2000. Rent expense under the operating lease agreements was $477,761 for the eight months ended August 29, 1996.

         A schedule of future minimum lease payments due under the non-cancellable operating lease agreements, is as follows:

               YEAR ENDED
               AUGUST 31,                        AMOUNT
              ------------                       ------

                  1997                         $  382,862
                  1998                            176,427
                  1999                             88,472
                  2000                              7,092
                                               ----------
                                               $  654,853
                                               ==========

  Contingencies:

         Environmental Issue:

         Based on an evaluation of Eagle's operating facility, asbestos-containing materials were located in various sections of the facility. No provision or accrual has been made to provide for any potential future costs for abatement because, in management's opinion, they should not have a material adverse effect upon the combined financial position of the Companies. In connection with the sale of the Companies to American Architectural Products, Inc. (See Note 11), the former parent of the Companies agreed to bear certain abatement costs relating to this matter.

         Litigation:

         At August 29, 1996, the Companies are a party to several lawsuits. The Companies believe that the lawsuits are without merit and intend to vigorously defend their position. A provision has been charged to operations in the accompanying financial statements for the eight months ended August 29, 1996 for approximately $100,000 for a lawsuit involving product performance issues.

6. STOCKHOLDERS' EQUITY:

         The stock of Taylor Building Products Company consists of 1,000 shares of $1 par value common stock authorized, issued and outstanding. The stock of Eagle Window & Door, Inc. consists of 500,000 shares of $1 par value common stock authorized, 210,851 shares issued and outstanding.


7. WARRANTY RESERVE:

         The Companies sell the majority of their products with limited warranties of two to 25 years. At August 29, 1996, the accompanying financial statements include a reserve of $4,627,412 for estimated warranty claims based on the Companies' historical claims experience.

8. RELATED PARTY TRANSACTIONS:

         As of August 29, 1996, the Companies had amounts payable to affiliates of $19,441,656. These affiliates represent primarily the parent company and subsidiaries of the parent company. Various shared expenses were charged to the Companies through the payable to affiliate account. These expenses included items such as general insurance, health insurance, and workers compensation insurance, which were charged based on specific identification of the expense. For the eight months ended August 29, 1996, total expenses charged to the Companies through specific identification was $1,613,407.

         In addition, MascoTech, Inc., the parent company, charged the Companies a management fee based on budgeted sales for the various operating subsidiaries. For the eight months ended August 29, 1996, total management fees charged to the Companies were $951,000.

         MascoTech, Inc. also provided cash management services for the Companies. For the eight months ended August 29, 1996, the Companies had recorded interest expense relating to the amounts payable to affiliates of $1,142,519. Interest expense for the eight month period ended August 29, 1996 was treated as contributed to capital by the Parent Company.

9. BENEFIT PLANS:

  401K Profit Sharing Plan and Pension Plan:

         The Companies' former parent sponsored the MascoTech, Inc. Salaried Savings Plan. All salaried employees of the Company with three months of service, were eligible to participate in the Plan. The Plan operated as a 401K Savings Plan. The Plan did not provide for a discretionary matching or profit sharing contribution. As such, no expense has been recorded for contributions in the accompanying financial statements.

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

  Post-Retirement Benefits:

         Taylor Building Products Company sponsors a post-retirement health benefit program pursuant to its collective bargaining contract. Under the principal terms of the contract, the Company will pay a retired employee with a minimum of ten years service, a benefit of $100 per month after retirement at age 62. As of the date of the financial statements, no material post-retirement benefit obligation has been incurred.

  Labor Force:

         Most of the hourly employees of Taylor Building Products Company, comprising approximately 85 percent of the Taylor labor force, are covered under a collective bargaining agreement. The contract expired in February, 1997, and was renegotiated for an additional five years.

10. ECONOMIC DEPENDENCY:

         For the eight month period ended August 29, 1996, Eagle purchased approximately 15 percent of their materials from one supplier. At August 29, 1996, amounts due to the supplier was $332,179.

         For the eight month period ended August 29, 1996, Taylor Building Products Company purchased approximately 20 percent, of their materials from one supplier. At August 29, 1996, amounts due to the supplier were approximately $362,000.

11. SUBSEQUENT EVENT:

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Mallyclad Corporation and Vyn-L Corporation

         We have audited the accompanying combined balance sheet of Mallyclad Corporation and Vyn-L Corporation as of June 30, 1996, and the related combined statements of operations and retained earnings, and cash flows for the seven months ended June 30, 1996. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Mallyclad Corporation and Vyn-L Corporation as of June 30, 1996, and the results of their combined operations and their combined cash flows for the seven months ended June 30, 1996 in conformity with generally accepted accounting principles.

                                BDO SEIDMAN, LLP


Troy, Michigan
April 28, 1997

                          MALLYCLAD CORPORATION
                          AND VYN-L CORPORATION

                         COMBINED BALANCE SHEET

                                                              JUNE 30,
                                                                1996
                                                                ----
ASSETS (Note 3)
CURRENT ASSETS
  Cash and equivalents                                      $   229,615
  Accounts receivable, less allowance for doubtful
    accounts of $7,000                                          358,731
  Refundable income taxes                                        26,160
  Inventories (Note 2)                                          285,635
  Prepaid expenses                                               18,736
                                                            -----------
TOTAL CURRENT ASSETS                                            918,877
                                                            -----------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                        128,391
  Machinery and equipment                                     2,205,604
  Computers and office equipment                                 87,420
                                                            -----------
                                                              2,421,415
  Less accumulated depreciation                              (2,304,178)
                                                            -----------
NET PROPERTY AND EQUIPMENT                                      117,237
                                                            -----------
OTHER ASSETS                                                     32,896
                                                            -----------
                                                            $ 1,069,010
                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                          $   158,039
  Accruals
    Product claims                                               46,101
    Commissions                                                  20,150
    Compensation                                                  8,647
    Other                                                        52,103
                                                            -----------
TOTAL CURRENT LIABILITIES                                       285,040
                                                            -----------
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY
  Common stock, $1 par, authorized 50,000 shares;
    Outstanding 50,000 shares - Mallyclad Corporation            50,000
  Common stock, $1 par, authorized 50,000 shares;
    outstanding 38,000 shares--Vyn-L Corporation                 38,000
  Retained earnings                                             695,970
                                                            -----------
TOTAL STOCKHOLDERS' EQUITY                                      783,970
                                                            -----------
                                                            $ 1,069,010
                                                            ===========


        See accompanying notes to combined financial statements.

                     MALLYCLAD CORPORATION
                     AND VYN-L CORPORATION

    COMBINED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                     SEVEN
                                                  MONTHS ENDED
                                                    JUNE 30,
                                                      1996
                                                      ----
Net Sales                                          $1,915,620
Cost of Goods Sold                                  1,596,753
                                                   ----------
Gross Profit                                          318,867
Selling, General and Administrative Expenses          349,671
                                                   ----------
Loss from Operations                                  (30,804)
Other Income--Net                                      19,133
                                                   ----------
Loss Before Taxes on Income                           (11,671)
Tax Benefits (Note 6)                                      --
                                                   ----------
Net Loss                                              (11,671)
Retained Earnings, beginning of period                 707,641
                                                   ----------
Retained Earnings, end of period                   $  695,970
                                                   ==========


   See accompanying notes to combined financial statements.

                                  MALLYCLAD CORPORATION
                                  AND VYN-L CORPORATION

                             COMBINED STATEMENT OF CASH FLOWS

                                                                                SEVEN
                                                                                MONTHS
                                                                                ENDED
                                                                               JUNE 30,
                                                                                 1996
                                                                                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $ (11,671)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                                 35,800
Changes in operating assets and liabilities:
      Receivables                                                               171,679
      Inventories                                                               145,267
      Prepaid expenses                                                            4,117
      Other assets                                                               26,585
      Accounts payable                                                         (122,698)
      Accruals                                                                  (26,091)
                                                                              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       222,988
CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to property and equipment                                           (3,972)
CASH FLOWS USED IN FINANCING ACTIVITIES
   Net repayments under line of credit
      arrangements                                                             (100,000)
                                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS                                            119,016
CASH AND EQUIVALENTS, at beginning of period                                    110,599
                                                                              ---------
CASH AND EQUIVALENTS, at end of period                                        $ 229,615
                                                                              =========



            See accompanying notes to combined financial statements.

                              MALLYCLAD CORPORATION
                              AND VYN-L CORPORATION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business and Basis of Presentation

         Mallyclad Corporation (Mallyclad) manufactures vinyl clad steel and aluminum cut to length sheets, primarily for the construction, appliance and automotive industries. Vyn-L Corporation (Vyn-L) is a steel and aluminum processor, performing shearing and forming functions for its customers.

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

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for using accelerated methods over the following estimated useful lives:

                                                                YEARS
                                                                -----

         Leasehold improvements                                 7-31
         Machinery and equipment                                7-15
         Computers and office equipment                          5-7

         Depreciation expense for the seven months ended June 30, 1996, was $35,800.

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

2.       INVENTORIES

         Inventories consisted of the following:

                                                       JUNE 30,
                                                         1996
                                                         ----

Raw materials                                          $198,605
Finished goods                                           87,030
                                                       --------
                                                       $285,635
                                                       ========

3.       REVOLVING LINE OF CREDIT

         Mallyclad had a $400,000 revolving line of credit secured by substantially all of the assets of Mallyclad. There were no outstanding borrowings on the line as of June 30, 1996. The interest rate on the line was prime plus 1/2 percent. Interest expense was $2,110 for the period ended June 30, 1996. The revolving line of credit was terminated in connection with the acquisition of the Company's common stock (see Note 8).

4.       RETIREMENT PLAN

         Mallyclad sponsors a defined contribution retirement plan for salaried employees. Employees are eligible to participate in the Plan one year after employment. Company contributions are required in the amount of 4.3 percent of the participant's total compensation plus 4.3 percent of the participant's compensation in excess of $30,000. Contributions were $17,500 for the period ended June 30, 1996.

5.       COMMITMENTS

         The Companies leased their facilities from a related party under non-cancellable operating lease agreements which commenced January 1, 1994. The operating lease agreements are for a term of five years and provide for total monthly payments of $16,168. Rent expense under the operating lease agreements for the period ended June 30, 1996 was $95,000.

6.       TAXES ON INCOME

         Income taxes, including current and deferred, amounted to zero in 1996.

         Significant components of deferred taxes consist of deferred tax assets arising from accrued expenses, allowance for doubtful accounts and depreciation. Management has recorded a full valuation allowance against these deferred tax assets at June 30, 1996.


7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest approximated interest expense.

         Cash paid for taxes on income for the period June 30, 1996 was $-0-.

8.       SUBSEQUENT EVENT

         On June 25, 1996, all of the outstanding stock of the Companies was purchased by an individual. On December 18, 1996 Mallyclad and Vyn-L were merged into American Architectural Products, Inc. (AAP), a Company controlled by this same individual. These financial statements do not give effect to these transactions.

                         Report of Independent Auditors


The Board of Directors and Shareholders
American Architectural Products Corporation


We have audited the accompanying balance sheet of Weather-Seal (a division of Louisiana-Pacific Corporation) as of June 12, 1998, and the related statements of operations and cash flows for the period from January 1 1998 through June 12, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weather-Seal (a division of Louisiana-Pacific Corporation) at June 12, 1998, and the results of its operations and its cash flows for the period from January 1, 1998 through June 12, 1998, in conformity with generally accepted accounting principles.


                                                 ERNST & YOUNG LLP


March 12, 1999
Akron, Ohio

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                                  Balance Sheet

                                  June 12, 1998


ASSETS
Current assets:
   Cash                                                       $    215,306
   Accounts receivable, less allowance for
     doubtful accounts of $158,800                               4,369,012
   Inventories                                                   9,255,692
   Prepaid expenses                                                  6,184
   Deferred income taxes                                           767,000
                                                              ------------
Total current assets                                            14,613,194

Property and equipment:
   Land and improvements                                           638,683
   Buildings                                                     8,480,224
   Machinery, equipment and furniture and
     fixtures                                                   24,218,262
   Construction-in-progress                                      1,835,292
                                                              ------------
                                                                35,172,461
   Less accumulated depreciation                               (18,050,405)
                                                              ------------
                                                                17,122,056

Other assets                                                       118,983
                                                              ------------

Total assets                                                  $ 31,854,233
                                                              ============

LIABILITIES AND EQUITY
Current liabilities:
   Bank overdraft                                             $   546,260
   Accounts payable                                               968,039
   Accrued expenses:
     Compensation and employee benefits                         1,143,719
     Current portion of warranty obligations                      600,000
     Workers' compensation                                        357,233
     Other                                                        524,548
                                                              -----------
                                                                2,625,500
                                                              -----------
Total current liabilities                                       4,139,799

Accrued warranty obligations, less current portion                900,000
Deferred income taxes                                           1,526,000
                                                              -----------

Total liabilities                                               6,565,799

Divisional equity                                              25,288,434



                                                              -----------

Total liabilities and equity                                  $31,854,233
                                                              ===========

See accompanying notes.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                             Statement of Operations

                Period from January 1, 1998 through June 12, 1998


Net sales                                                       $22,344,752
Cost of sales                                                    21,289,276
                                                                -----------
Gross profit                                                      1,055,476

Selling, general and administrative expenses                      3,807,560
                                                                -----------
Operating loss                                                   (2,752,084)

Other income, net                                                     9,100
                                                                -----------
Loss before income tax benefit                                   (2,742,984)

Income tax benefit                                                  890,000
                                                                -----------

Net loss                                                        $(1,852,984)
                                                                ===========

See accompanying notes.

                        Weather-Seal (a division of
                      Louisiana-Pacific Corporation)

                          Statement of Cash Flows

             Period from January 1, 1998 through June 12, 1998


OPERATING ACTIVITIES
Net loss                                                      $(1,852,984)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 935,416
     Deferred income taxes                                       (106,000)
     Loss on disposition of property and equipment                  5,250
     Changes in assets and liabilities:
       Increase in receivables and other assets                (2,173,938)
       Decrease in prepaid expenses                               259,975
       Decrease in inventories                                     64,244
       Increase in accounts payable and bank overdraft            810,281
       Decrease in accrued expenses                               (35,782)
                                                              -----------
Net cash used in operating activities                          (2,093,538)

INVESTING ACTIVITIES
Purchase of property and equipment                             (1,289,898)
Proceeds from sales of property and equipment                      26,840
                                                              -----------
Net cash used in investing activities                          (1,263,058)

FINANCING ACTIVITIES
Net increase in intercompany advances from Louisiana-
   Pacific Corporation included in divisional equity            3,341,517
                                                              -----------
Net decrease in cash                                              (15,079)

Cash at beginning of period                                       230,385
                                                              -----------
Cash at end of period                                         $   215,306
                                                              ===========

See accompanying notes.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



1.  SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Weather-Seal (the "Company"), a division of Louisiana-Pacific Corporation ("LP"), is engaged principally in the manufacture and distribution of vinyl and wood windows, patio doors and aluminum and vinyl extrusions to customers located primarily in the mid-west United States.

The accompanying financial statements present the historical financial position, results of operations and cash flows of the Company. The statement of operations reflects all costs incurred by LP directly related to the Company as well as allocations of certain corporate costs and expenses from LP.

Divisional equity included in the accompanying balance sheet represents 1) LP's original investment in Weather-Seal, 2) cumulative income or loss since the acquisition of Weather-Seal by LP and 3) net advances from LP. Management has not segregated divisional equity into its component parts.



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of accounts receivable, payables and accrued expenses approximate fair value because of the short maturity of these items.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Due to the nature of the Company's business, its customer base is concentrated in the construction industry. The Company does not generally require collateral and attempts to minimize its credit risk by reviewing customers' credit history before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts receivable, when necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Sales to one customer amounted to 17% of total net sales during the period from January 1, 1998 through June 12, 1998 and 12% of total accounts receivable at June 12, 1998.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using an average cost method.



PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company uses the units of production method of depreciation for most machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings, improvements, furniture and fixtures and the remaining machinery and equipment have been computed using the straight-line method over the following estimated useful lives:

     Buildings and improvements                                   20 years
     Machinery, equipment and furniture and fixtures            3-10 years


Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN

Substantially all non-union Company employees participate in LP's employee stock ownership plan ("ESOP"). The statement of operations includes an allocation of $380,000 from LP for the costs associated with Company employees who participate in the ESOP.

WARRANTY OBLIGATIONS

The Company sells their products with warranties ranging generally from two to ten years. Accrued warranty obligations are estimated based on claims experience and levels of sales. Warranty obligations estimated to be satisfied within one year are classified as current liabilities in the accompanying balance sheets.

REVENUE RECOGNITION

Revenues are recorded upon the shipment of product to the customer.

INCOME TAXES

The Company is a division of LP and will be included in LP's consolidated federal income tax return. The provision for income taxes included in the financial statements has been calculated as if the Company had filed a separate income tax return and any current income tax payable of income tax receivable is recorded against the intercompany payable or receivable to LP.

Deferred income taxes have been provided to reflect the temporary differences between the carrying amounts of the assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs for the period from January 1, 1998 through June 12, 1998 were $ 344,100.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Management believes no material impairment exists at June 12, 1998. No impairment charges were recorded by the Company during the period January 1, 1998 through June 12, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

Additionally, in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the reporting by public companies of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS
132), which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans and is effective for fiscal years beginning after December 15, 1997.

Management believes these standards will not have a material impact on the Company's financial statement disclosures. Results of operations and financial position are unaffected by implementation of these standards.

2.  RELATED PARTY TRANSACTIONS

In the statements of operations, selling, general and administrative expenses include allocations of certain LP corporate expenses totaling $110,000 for the period from January 1, 1998 through June 12, 1998.

Expenses which are allocated by LP to Weather-Seal are based on LP's estimated incremental costs associated with managing Weather-Seal. Management believes that such allocated corporate expenses have been calculated using reasonable methods.

The advances from LP are non-interest bearing. A reconciliation of the divisional equity included in the accompanying balance sheets is as follows:

   Balance at beginning of period              $23,799,901
   Advances from LP                              3,341,517
   Repayment of advances from LP                        --
   Net loss for the period                      (1,852,984)
                                               -----------
   Balance at end of period                    $25,288,434
                                               ===========

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998

3.  INVENTORIES

Inventories consist of the following:
   Raw materials                                      $4,353,302
   Work in process                                       832,741
   Finished goods                                      4,069,649
                                                      ----------
                                                      $9,255,692
                                                      ==========

4.  ACCRUED COMPENSATION AND EMPLOYEE BENEFITS

Accrued compensation and employee benefits consist of the following:
   Accrued ESOP contributions                         $  230,000
   Accrued vacation pay                                  766,938
   Accrued salary and wages                               20,997
   Accrued other                                         125,784
                                                      ----------
                                                      $1,143,719
                                                      ==========


5.  BENEFIT PLANS

Substantially all of the Company's salaried and non-union hourly employees participate in LP's ESOP. The Company contributes 10% of eligible compensation to the plan on behalf of the employees. The Company recognized $ 380,000 expense for the period from January 1, 1998 through June 12, 1998.

In addition, the Company sponsors various defined contribution plans with certain unionized hourly employees. The Company contributes amounts ranging from $0.70 to $2.45 per hour worked. The expense related to these plans was approximately $ 170,300 for the period from January 1, 1998 through June 12, 1998.

At June 12, 1998 approximately 10% of the Company's employees are covered under collective bargaining agreements that expire in June 1998 and February 1999. At June 12, 1998, an additional 20% of the Company's unionized employees are currently operating without a collective bargaining agreement.

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



The Company sponsors a defined benefit health care plan that provides certain postretirement medical, vision and dental benefits to eligible retirees. The net periodic postretirement benefit cost for the period from January 1, 1998 through June 12, 1998 was $12,000, and the accumulated benefit obligation at June 12, 1998 was $174,400.

6.  INCOME TAXES

The income tax benefits included in the statement of operations is made up of the following components:

   Current:
     Federal                                     $   784,000
   Deferred                                          106,000
                                                 -----------

                                                 $   890,000
                                                 ===========

Significant components of deferred tax assets and liabilities as of June 12, 1998 are as follows:

   DEFERRED TAX LIABILITIES
     Depreciation                                $ 1,832,000

   DEFERRED TAX ASSETS
     Accrued warranty obligations                    510,000
     Other                                           563,000
                                                 -----------
                                                   1,073,000
                                                 -----------

   NET DEFERRED TAX LIABILITIES                  $  (759,000)
                                                 ===========

   Current deferred taxes                        $   767,000
   Long-term deferred taxes, net                  (1,526,000)
                                                 -----------

   NET DEFERRED TAX LIABILITIES                  $  (759,000)
                                                 ===========

                           Weather-Seal (a division of
                         Louisiana-Pacific Corporation)

                          Notes to Financial Statements

                                  June 12, 1998



6.  INCOME TAXES (CONTINUED)

The actual income tax benefit attributable to the loss for the period ended June 12, 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pre-tax loss as a result of the following:

   Tax benefit at U.S. federal statutory rate          $899,000
   Expenses not deductible for tax purposes              (9,000)
                                                       --------

   INCOME TAX BENEFIT                                  $890,000
                                                       ========


7.  LITIGATION

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is currently expected to have a material effect on its business, results of operations or financial condition.

8.  SUBSEQUENT EVENT

At the close of business on June 12, 1998, LP sold substantially all of the assets of the Company to American Architectural Products Corporation. The accompanying financial statements do not give effect to this transaction.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
American Architectural Products Corporation

         The audits referred to in our report dated February 26, 1998 relating to the consolidated financial statements of American Architectural Products Corporation, which is contained in Item 8 of this Form 10-K included the audits of Schedule II - Valuation and Qualifying Accounts for the period from the date of inception (June 19, 1996) to December 31, 1996 and for the year ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                BDO SEIDMAN, LLP

Troy, Michigan
February 26, 1998

                                       AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                                       SCHEDULE II

                                            VALUATION AND QUALIFYING ACCOUNTS

                               FROM DATE OF INCEPTION (JUNE 19, 1996) TO DECEMBER 31, 1996
                                        AND YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                  ADDITIONS
                                            BALANCE AT    CHARGED TO      CHARGED TO                           BALANCE
                                            BEGINNING     COSTS AND         OTHER                             AT END OF
     DESCRIPTION                            OF PERIOD     EXPENSES        ACCOUNTS         DEDUCTIONS          PERIOD
     -----------                            ---------     --------        --------         ----------          ------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS
From date of inception
  (June 19, 1996) to
  December 31, 1996                          $       --    $   12,546      $  914,552(1)    $  487,894(2)     $  439,204
Year ended December 31, 1997                    439,204       (17,102)        491,864(1)        74,825(2)        839,141
Year ended December 31, 1998 (3)                839,141       745,229          68,721          648,353(2)      1,004,738

WARRANTY OBLIGATIONS
  From date of inception
    (June 19, 1996) to
    December 31, 1996                                --       369,324       4,627,412(1)       615,657         4,381,079
Year ended December 31, 1997                  4,381,079     1,470,320         491,544(1)     1,517,216         4,825,727
Year ended December 31, 1998 (3)              4,825,727     1,676,616       1,574,172(1)     1,935,425         6,141,090

(1)  Purchased in business acquisitions

(2)  Accounts deemed to be uncollectible

(3) Report of Independent Auditors on year ended December 31, 1998 information is included on the Consent of Independent Auditors included in Exhibit 23.1

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders and Board of Directors of Eagle Window & Door, Inc. and Subsidiaries and
Taylor Building Products Company (Wholly-Owned Subsidiaries)

         We have audited in accordance with generally accepted auditing standards, the August 29, 1996 financial statements included in this registration statement, and have issued our reports thereon dated January 31, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is the responsibility of the company's management. It is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                SEMPLE & COOPER, L.L.P.

Phoenix, Arizona
June 23, 1997

                                       EAGLE WINDOW & DOOR, INC. AND SUBSIDIARIES
                                          AND TAYLOR BUILDING PRODUCTS COMPANY

                                                      SCHEDULE II
                                           VALUATION AND QUALIFYING ACCOUNTS

                                                                         ADDITIONS
                                                 BALANCE AT     CHARGED TO     CHARGED                      BALANCE
                                                  BEGINNING      COSTS AND     TO OTHER                     AT END OF
PERIOD ENDED                  DESCRIPTION         OF PERIOD      EXPENSES      ACCOUNTS    DEDUCTIONS        PERIOD
------------                  -----------         ---------      --------      --------    ----------        ------
August 29, 1996             Allowance for
                            doubtful                $  445,418      $425,595        $--      $   79,492     $  791,521
                            accounts
August 29, 1996             Provision for
                            obsolete                $1,623,500      $ 70,000        $--      $1,218,985     $  474,515
                            inventory
August 29, 1996             Accrued
                            warranty                $4,824,800      $801,073        $--      $  998,461     $4,627,412
                            obligations