Form 10-Q
period 1999-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1999-05-14
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD From _________________to ___________________.

                         Commission file number: 0-25634
                                                 -------

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          87-0365268
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


                755 BOARDMAN-CANFIELD ROAD, BOARDMAN, OHIO 44512
                    (Address of principal executive offices)

                                 (330) 965-9910
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Common stock, $.001 par value, 13,942,211 shares outstanding at March 31, 1999

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



                         Part I -- FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
               Consolidated Balance Sheets -December 31, 1998 and March 31, 1999 Consolidated Statements of Operations - Three months ended
                 March 31, 1998 and 1999
               Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1998 and 1999
               Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


                          Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Changes in Securities and Use of Proceeds
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K


                                   SIGNATURES

PART I --FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   American Architectural Products Corporation
                           Consolidated Balance Sheets


                                                                                                      (Unaudited)
                                                                                December 31             March 31
                                                                                    1998                  1999
                                                                               -------------         --------------
                                   Assets

Current Assets
    Cash                                                                       $      88,000         $     847,000
    Accounts receivable                                                           28,501,000            33,405,000
    Inventories                                                                   32,587,000            33,702,000
    Prepaid expenses and other current assets                                      1,078,000             3,003,000
                                                                               -------------         -------------
         Total Current Assets                                                     62,254,000            70,957,000

Other Assets
    Property and equipment, net                                                   80,553,000            80,263,000
    Cost in excess of net assets acquired, net                                    31,362,000            31,161,000
    Deferred financing costs, net                                                  6,485,000             6,399,000
    Deposits and other assets                                                      6,405,000             7,303,000
                                                                               -------------         -------------
         Total Noncurrent Assets                                                 124,805,000           125,126,000

               Total Assets                                                    $ 187,059,000         $ 196,083,000
                                                                               =============         =============


                     Liabilities & Stockholders' Equity

Current Liabilities
    Revolving line-of-credit                                                   $  12,447,000         $  20,254,000
    Accounts payable - trade                                                      17,394,000            18,576,000
    Accrued expenses                                                              11,860,000            17,166,000
    Current portion of accrued warranty obligations                                2,804,000             2,811,000
    Current portion of capital lease obligations                                     822,000               733,000
    Current maturities of long-term debt                                                   -             7,500,000
    Other current liabilities                                                      1,972,000             1,972,000
                                                                               -------------         -------------
         Total Current Liabilities                                                47,299,000            69,012,000


Long-Term Liabilities
    Long-term debt, less current portion                                         132,500,000           125,000,000
    Long-term capital lease obligations, less current portion                        833,000               699,000
    Accrued warranty obligations, less current portion                             3,337,000             3,258,000
    Other liabilities                                                              4,519,000             2,688,000
                                                                               -------------         -------------
         Total Long-Term Liabilities                                             141,189,000           131,645,000

                                                                               -------------         -------------
               Total Liabilities                                                 188,488,000           200,657,000

Stockholders' Equity:
    Common stock, $.001 par, authorized 100,000,000 shares; outstanding
         13,533,004 shares and 13,942,211 shares
         at December 31, 1998 and March 31, 1999, respectively                        14,000                14,000
    Additional paid in capital                                                     8,144,000             9,143,000
    Accumulated deficit                                                           (9,587,000)          (13,731,000)
                                                                               -------------         -------------
         Total Stockholders' Equity                                               (1,429,000)           (4,574,000)

               Total Liabilities & Stockholders' Equity                        $ 187,059,000         $ 196,083,000
                                                                               =============         =============




    See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Operations


                                                         (Unaudited)
                                                        For the Three
                                                    Months Ended March 31
                                                   1998                1999
                                              ---------------------------------


Net sales                                     $ 45,608,000         $ 72,064,000
Cost of sales                                   36,494,000           58,997,000
                                              ---------------------------------

      Gross profit                               9,114,000           13,067,000

Selling expense                                  4,484,000            6,822,000
General and administrative expenses              4,918,000            6,002,000
                                              ---------------------------------

      Income (loss) from operations               (288,000)             243,000

Interest expense, net                            3,323,000            4,369,000
Other expense                                       92,000               18,000
                                              ---------------------------------

      Loss before income taxes                  (3,703,000)          (4,144,000)

Income tax benefit                              (1,094,000)                   -
                                              ---------------------------------

      Net loss                                $ (2,609,000)        $ (4,144,000)
                                              =================================

Net loss per share, basic and diluted         $      (0.19)        $      (0.30)
                                              =================================

Weighted average shares of common
  stock outstanding, basic and diluted          13,458,479           13,696,687





      See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Cash Flows


                                                                                             (Unaudited)
                                                                                            For the Three
                                                                                        Months Ended March 31
                                                                                        1998              1999
                                                                                 ------------------------------------

Cash flows from operating activities:
    Net loss                                                                          $ (2,609,000)     $ (4,144,000)
    Adjustments to reconcile net loss to cash from
        operating activities
              Depreciation                                                               1,106,000         2,159,000
              Amortization                                                                 471,000           592,000
              Loss on sale of fixed assets                                                       -            32,000
    Changes in operating assets and liabilities:
              Accounts receivable, net                                                  (1,782,000)       (4,904,000)
              Inventories                                                                 (500,000)       (1,115,000)
              Prepaid expenses and other current assets                                   (315,000)       (1,925,000)
              Accounts payable                                                             332,000         1,182,000
              Accrued expenses                                                           1,173,000         5,234,000
              Other                                                                        250,000        (1,252,000)
                                                                                 ------------------------------------
                         Net cash used in operating activities                          (1,874,000)       (4,141,000)
                                                                                 ------------------------------------

Cash flows from investing activities:

    Acquisition of businesses, net of cash acquired                                    (14,420,000)         (415,000)
    Sale of business                                                                     1,186,000                 -
    Purchase of property and equipment                                                  (1,319,000)       (2,152,000)
                                                                                 ------------------------------------
                         Net cash used in investing activities                         (14,553,000)       (2,567,000)
                                                                                 ------------------------------------

Cash flows from financing activities:

    Net borrowings on line-of-credit                                                             -         7,807,000
    Payments on long-term debt                                                            (175,000)                -
    Payments for financing costs                                                                 -          (117,000)
    Capital lease payments                                                                (112,000)         (223,000)
                                                                                 ------------------------------------
                         Net cash (used in) provided by financing activities              (287,000)        7,467,000
                                                                                 ------------------------------------

Net (decrease) increase in cash and cash equivalents                                   (16,714,000)          759,000

Cash and cash equivalents, beginning balance                                            40,132,000            88,000
                                                                                 ------------------------------------

Cash and cash equivalents, ending balance                                             $ 23,418,000       $   847,000
                                                                                 ====================================



    See accompanying notes to consolidated financial statements

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential, commercial and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc., Danvid Window Company, American Glassmith, Inc., Modern Window Corporation, VinylSource, Inc., Denver Window Corporation and American Weather-Seal Company ("Weather-Seal").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 1999. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of the Company for the year ended December 31, 1998 included in the annual report on Form 10-K.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Inventories

The components of inventories consist of the following:

                                                                    December 31,               March 31,
                                                                        1998                     1999
                                                                  -------------------      ------------------
                                                                                 (in thousands)

      Raw materials                                               $        17,368          $         17,761
      Work-in-process                                                       3,495                     3,662
      Finished goods                                                       11,724                    12,279
                                                                  -------------------      ------------------
                                                                  $        32,587          $         33,702
                                                                  ===================      ==================

3. Net Loss Per Share

Basic loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. The effect of common stock options and warrants are not dilutive and therefore, the Company's diluted loss per share would not differ. A summary of the basic and diluted loss per share amounts for the three months ended March 31 is as follows:

                                                                   1998                    1999
                                                         ------------------------- ----------------------
Net loss                                                 $      (2,609,000)        $       (4,144,000)
Shares                                                          13,458,479                 13,696,687
   Basic and diluted loss per share                      $           (0.19)        $            (0.30)


The weighted average number of common shares outstanding for the three months ended March 31, 1998 includes additional common shares issued in January 1999 in connection with the Thermetic acquisition.


4. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1999, comprehensive income for the Company did not differ from net income.

5.     Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three months ended March 31, 1999.

6.     Segment Information

                                                                Three months ended March 31
                                      ---------------------------------------------------------------------------------
                                                      1998                                       1999
                                      --------------------------------------    ---------------------------------------
                                      Residential  Commercial    Extrusion      Residential   Commercial    Extrusion
                                      ------------ ------------- -----------    ------------- ------------- -----------
                                                                       (in thousands)

Revenues from external customers      $  41,649    $      446    $   3,513      $  59,278     $      766    $ 12,020
Intersegment revenues                       351            --           --            997              1         387
Operating profit (loss)                   1,633          (452)          71          2,651           (535)        281
Total assets                            105,317        11,356       16,601        140,541         12,227      37,136

A reconciliation of combined operating profit for the residential, commercial and extrusion segments to consolidated loss before income taxes is as follows:

                                                                   Three months ended March 31
                                                         ------------------------------------------------
                                                                 1998                       1999
                                                         ----------------------     ---------------------
                                                                         (in thousands)

   Total profit from operating segments                  $           1,252          $          2,397
   Less:
     Corporate & eliminations                                        1,540                     2,154
     Other expense                                                      92                        18
     Interest expense, net                                           3,323                     4,369
                                                         ======================     =====================
   Loss before income taxes                              $          (3,703)         $         (4,144)
                                                         ======================     =====================


7. Pending Acquisitions

In 1998, the Company entered into agreements to acquire TSG Industries, Inc. ("TSG"), NuSash of Indianapolis, Inc. and Jarar Window Systems, Inc. (together, "NuSash"), and RC Aluminum Industries, Inc. ("RC Aluminum"), (collectively, the "Pending Acquisitions"). TSG is a fabricator and installer of engineered glazing systems, including glass windows, walls and doors and aluminum curtain walls for large non-residential construction projects. NuSash distributes Weather-Seal and other vinyl replacement windows for residential use. RC Aluminum manufactures a wide range of non-residential fenestration products including windows, sliding glass doors, railings and curtain walls and specializes in prestigious high-rise development projects.

The total purchase price of the Pending Acquisitions is estimated to be $48.7 million. The cash portion of this purchase price approximates $44.3 million and is expected to be funded through a financing transaction. The remainder of the purchase price is expected to be financed through the issuance of stock. The Pending Acquisitions are subject to various closing conditions, including the obtaining of acceptable financing and the satisfactory completion of the Company's due diligence review. There can be no assurance that such conditions will be satisfied or that any or all of the Pending Acquisitions will be consummated.


8. Subsequent Event

In the second quarter of 1999, the Company's revolving credit facility was amended to increase the revolving loan commitment from $25 million to $35 million through August 12, 1999 to assist the Company with seasonal working capital needs. Additionally, terms regarding certain restrictive covenants were amended to adjust minimum availability, permitted investments and sale/leaseback transactions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations

Net Sales. Net sales for the three months ended March 31, 1999 were $72.1 million, a $26.5 million increase over the three months ended March 31, 1998. Net sales in the residential segment increased approximately $17.2 million over the comparable period of the prior year due in part to the inclusion of $7.4 million in sales for acquisitions not included in the prior year. Additionally, residential sales of aluminum and wood and aluminum-clad wood windows and doors increased 30% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Sales in the commercial segment increased $0.3 million over the comparable period of 1998. Extrusion sales were $12.4 million for the three months ended March 31, 1999, an increase of approximately $8.9 million over the comparable period of the prior year. Approximately $7.2 million of this increase is from acquired companies not included in the comparable prior year period.

Gross Profit. Gross profit increased $4.0 million to $13.1 million for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998. The residential segments accounted for $3.1 million of the increase. Acquisitions represented $0.5 million of this increase with the remaining increase due to higher sales volumes. The extrusion segment increased $0.7 million, primarily related to acquisitions. Gross margin for the three months ended March 31, 1999 was 18.1% compared to 20.0% for the three months ended March 31, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

Selling, General & Administrative Expenses. Selling, general & administrative expenses for the three months ended March 31, 1999 were $12.8 million compared to $9.4 million for the comparable period in 1998. Increased selling, general and administrative costs in the residential business account for approximately $2.1 million of the increase, with $0.9 million related to acquired companies not included for a comparable period in 1998 while the remainder is related to the increased sales volume. The extrusion business experienced increased selling, general & administrative costs of $0.5 million over the prior period, with $0.4 million related to acquisitions not included for a comparable period in 1998. Additionally, approximately $0.6 million of the total change relates to increased corporate costs.

Income (Loss) from Operations. Income from operations for the three months ended March 31, 1999 was $0.2 million, compared to loss from operations of $0.3 million for the three months ended March 31, 1998. The increase was generated primarily from the residential businesses, offset by increased losses from operations in the commercial business and incremental costs at the corporate level.

Interest Expense. Net interest expense increased from $3.3 million for the three months ended March 31, 1998 to $4.4 million for the three months ended March 31, 1999. Included in the period ended March 31, 1999 is interest related to amounts outstanding under the $25 million credit facility and the note payable to the former owners of Weather-Seal, which were not included for the comparable period in 1998.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended March 31, 1999. An income tax benefit of $1.1 million was recorded on a loss before taxes of $3.7 million for the three months ended March 31, 1998.

Net Loss. The Company's net loss increased $1.5 million to $4.1 million in 1999 from $2.6 million in 1998. The increase in net loss is attributable to the factors cited above.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 1999 was $4.1 million compared to $1.9 million for the three months ended March 31, 1998. The increase over the prior period is impacted by increases in working capital accounts to support the higher sales volume during the first three months of 1999.

Net cash used in investing activities amounted to $2.6 million for the three months ended March 31, 1999 and resulted primarily from capital expenditures for manufacturing equipment and computer software and hardware. Net cash used in investing activities for the three months ended March 31, 1998 was $14.6 million of which approximately $14.4 million related to the acquisition of a business and $1.3 million for capital expenditures, offset by $1.2 million in proceeds from the sale of a business.

Cash flows from financing activities for the three months ended March 31, 1999 were $7.5 million and consisted primarily of $7.8 million in net borrowings on the Company's line-of-credit for capital expenditures and working capital needs. This was offset by payments on capital leases of $0.2 million and payments for deferred financing costs of $0.1 million. Cash used in financing activities for the three months ended March 31, 1998 was $0.3 million and was comprised of payments on long-term debt and capital leases.

In the second quarter of 1999, the Company's revolving credit facility was amended to increase the revolving loan commitment from $25 million to $35 million through August 12, 1999 to assist the Company with seasonal working capital needs. Additionally, terms regarding certain restrictive covenants were amended to adjust minimum availability, permitted investments and sale/leaseback transactions.

The Company believes that cash flow from operations, together with the revolving credit facility and other financing arrangements, will be adequate to meet its anticipated requirements for working capital, capital expenditures and debt service requirements. However, the Pending Acquisitions described above will require additional external financing.

Seasonality

The Company's business is seasonal since a large portion of its revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions in the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse impact on demand for fenestration products. Traditionally, the Company's lower sales levels occur in the first and fourth quarters, which is generally consistent with the seasonality of the building products industry. Because a high percentage of manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales.

Year 2000

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming century change. Moreover, these programs often process financial and other data that, based on the programs' inability to distinguish between the Year 2000 and other century-end dates, could misreport or misinterpret and report significant errors. If not corrected, many computer applications could fail when processing data related to the Year 2000.

The Company's analysis of the Year 2000 implications includes (i) the Company's information technology (IT) systems such as software, hardware, operating systems, voice and data communication, (ii) the Company's non-information technology (non-IT) systems or embedded technology such as microprocessors contained in various equipment, safety systems, facilities and utilities, and
(iii) the readiness of key third party suppliers.

The Company is continually assessing the impact of the Year 2000 issue and has or intends to modify portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has reviewed, and will continue to review, each operating unit for the appropriate information system enhancement, with respect to both the Year 2000 issue as well as strategic system upgrades. For acquired businesses, this assessment begins during the acquisition process as part of the Company's due diligence analysis.

The Company's Year 2000 program is being implemented in four phases:
(1) Inventory - Identification and validation of all systems, both IT and non-IT, that contain microprocessors and could be affected by the Year 2000. This process was completed in the first quarter of 1999, however, the Company continually assesses the impact of the Year 2000 issue.

(2) Evaluation - This phase consists of determining what systems are "mission critical" and have the potential for business disruption if lost, and what systems are Year 2000 compliant. This phase also consists of key customer and supplier contact. Survey letters and Year 2000 strategy requests are being distributed to "mission critical" suppliers with over 60% of the Company's purchasing base targeted for contact. Once all of the survey responses are returned, assessments will be made as to which suppliers are potentially at risk. This information will be used during the development of a contingency plan for each business unit and is expected to be completed by mid-1999.

(3) Remediation, Implementation and Testing - The Company is making modifications to those systems which have a Year 2000 issue. The remediation for these select systems is not significant to the overall operations of the Company. In addition to the Year 2000 compliance issue, and to allow the Company to achieve its overall operating strategy, management intends to enhance information technology by implementing an enterprise resource planning (ERP) system for those operating units that require significant upgrades. Each operating unit that is targeted for this strategic upgrade was prioritized for implementation. This prioritized list of operating units was then segregated into multiple installation phases, with each implementation phase having a specific implementation timeline. The Company believes that the first phase of implementation, including Year 2000 remediation and testing, will be finished by September 1999. To date, the Company has incurred $0.7 million of costs related to the ERP system and estimates costs to complete to be $1.8 million, a decrease of $200,000 from the previous estimate. In addition to addressing the Year 2000 issue, this management information system is expected to provide additional benefits well beyond Year 2000 compliance including the enhancement of the Company's overall information technology capabilities. As a result of the new ERP installation, certain modules of the present systems are being modified as a component of the installation. The cost of this modification is not significant to the operations of the Company and is expected to be approximately $110,000, with $87,000 incurred through March 31, 1999.

(4) Contingency planning - Contingency planning will be developed following receipt by the Company of its business partners' surveys and Year 2000 strategy requests. These plans may include, but are not limited to, increases in inventory of finished goods, raw material or both, backup regional suppliers and secondary trucking companies. The Company will undertake reasonable efforts to determine the readiness of its business partners; however, no assurance can be given to the validity or reliability of the information obtained.

The Company believes the worst case scenario for suppliers would be that of some localized disruption of services which could affect certain operating units for a short period. While the Company's contingency plan is still being formulated, management believes that the response will be flexible, real-time and responsive to specific problems as they arise.

The total incremental spending by the Company relating to the Year 2000 issue is not expected to be material to operations, liquidity or capital resources. To date, the Company has incurred approximately $110,000 of costs and expects to incur an additional $170,000 during the remainder of 1999 for the Year 2000 issues. The Company did not incur any expenditures related to the Year 2000 issue before 1998. This amount is exclusive of the Company's expenditures related to the aforementioned ERP system. These costs are also exclusive of any costs associated with any contingency plans. Implementation of the Company's Year 2000 program is an ongoing process. Consequently, the costs estimated above and completion dates for the various components of the plan are subject to change.

Developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance. These developments include, but are not limited to, (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the Year 2000 compliance success of key suppliers.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there is still the uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to its operations. For example, the lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could in some geographic areas pose impediments to our ability to carry on normal operations in the area or areas so affected.

The Company believes that its on-going review is adequate to address its Year 2000 concerns and that the cost of its Year 2000 initiatives has not had and is not expected to have, a material adverse effect on the Company's operating results or financial condition. However, there can be no assurance that the Company's systems, nor the systems of other companies with whom the Company conducts business, will be Year 2000 compliant prior to December 31, 1999 or that failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "believe" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to forsee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $70,000, with a corresponding decrease of income before taxes of the same amount, for the three months ended March 31, 1999. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and quarter-end debt balances by category.

PART II -- OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.12d AMENDMENT NO. 4 TO CREDIT AGREEMENT dated as of April 14, 1999, among American Architectural Products Corporation, a Delaware corporation, Eagle & Taylor Company, a Delaware corporation. Forte, Inc., an Ohio corporation, Western Insulated Glass, Co., an Arizona corporation, Thermetic Glass, Inc., a Delaware corporation, Binnings Building Products, Inc., a Delaware corporation, Danvid Window Company, a Delaware corporation. Modern Window Acquisition Corporation, a Delaware corporation, American Glassmith Acquisition Corporation, a Delaware corporation, VinylSource, Inc.,' a Delaware corporation, Weather-Seal Acquisition Corporation, - a Delaware corporation, Eagle Window & Door Center, Inc., a Delaware corporation, Denver Window Acquisition Corporation, a Delaware corporation, AAPC One Acquisition Corporation, a Delaware corporation, and AAPC Two Acquisition Corporation, a Delaware corporation, the institutions party hereto, and BankBoston, N.A., as agent.


      10.12e AMENDMENT NO. 5 TO CREDIT AGREEMENT dated as of May 13, 1999, among American Architectural Products Corporation, a Delaware corporation, Eagle & Taylor Company, a Delaware corporation, Forte, Inc., an Ohio corporation, Western Insulated Glass, Co., an Arizona corporation, Thermetic Glass, Inc., a Delaware corporation, Binnings Building Products, Inc., a Delaware corporation, Danvid Window Company, a Delaware corporation, Modern Window Corporation, formerly known as Modern Window Acquisition Corporation, a Delaware corporation, American Glassmith, Inc., formerly known as American Glassmith Acquisition Corporation, a Delaware corporation, VinylSource, Inc., a Delaware corporation, American Weather-Seal Company, formerly known as Weather-Seal Acquisition Corporation, a Delaware corporation, Eagle Window & Door Center, Inc., a Delaware corporation, Denver Window Company, formerly known as Denver Window Acquisition Corporation, a Delaware corporation, AAPC One Acquisition Corporation, a Delaware corporation, and AAPC Two Acquisition Corporation, a Delaware corporation, the institutions party to the Credit Agreement, and BankBoston, N.A as agent.

      27  Financial Data Schedule


(b)   Reports on Form 8-K
      The Company did not file any reports on Form 8-K during the period.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: May 14, 1999                  /s/ Frank J. Amedia
                                    -----------------------
                                    Frank J. Amedia
                                    President & Chief Executive Officer

                                        /s/ Richard L. Kovach
                                    -------------------------
                                    Richard L. Kovach
                                    Chief Financial Officer