Form 10-Q
period 1999-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1999-08-13
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

Common stock, $.001 par value, 14,322,048 shares outstanding at June 30, 1999

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                  Consolidated Balance Sheets - December 31, 1998 and June 30,
                    1999
                  Consolidated Statements of Operations - Three and six months ended June 30, 1998 and 1999
                  Consolidated Statements of Cash Flows - Six months ended
                    June 30, 1998 and 1999
                  Notes to Consolidated Financial Statements

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


SIGNATURES

PART I --FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   American Architectural Products Corporation
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                    December 31             June 30
                                                                       1998                   1999
                                                                    ------------           ------------
                          Assets
                          ------

Current Assets
   Cash                                                             $     88,000           $    312,000
   Accounts receivable                                                28,501,000             35,609,000
   Inventories                                                        32,587,000             34,367,000
   Prepaid expenses and other current assets                           1,078,000              4,396,000
                                                                    ------------           ------------
      Total Current Assets                                            62,254,000             74,684,000

Other Assets
   Property and equipment, net                                        80,553,000             78,577,000
   Cost in excess of net assets acquired, net                         31,362,000             31,136,000
   Deferred financing costs, net                                       6,485,000              6,398,000
   Deposits and other assets                                           6,405,000              8,242,000
                                                                    ------------           ------------
      Total Noncurrent Assets                                        124,805,000            124,353,000

           Total Assets                                             $187,059,000           $199,037,000
                                                                    ============           ============


          Liabilities and Stockholders' Deficit
          -------------------------------------

Current Liabilities
   Revolving line-of-credit                                         $ 12,447,000           $ 26,126,000
   Accounts payable - trade                                           17,394,000             21,281,000
   Accrued expenses                                                   11,860,000             12,716,000
   Current portion of accrued warranty obligations                     2,804,000              2,831,000
   Current portion of capital lease obligations                          822,000                654,000
   Current maturities of long-term debt                                       --              7,500,000
   Other current liabilities                                           1,972,000              2,194,000
                                                                    ------------           ------------
      Total Current Liabilities                                       47,299,000             73,302,000


Long-Term Liabilities
   Long-term debt, less current portion                              132,500,000            125,000,000
   Long-term capital lease obligations, less current portion             833,000              2,483,000
   Accrued warranty obligations, less current portion                  3,337,000              3,165,000
   Other liabilities                                                   4,519,000              2,863,000
                                                                    ------------           ------------
      Total Long-Term Liabilities                                    141,189,000            133,511,000
                                                                    ------------           ------------
           Total Liabilities                                         188,488,000            206,813,000

Stockholders' Deficit:
   Common stock, $.001 par, authorized 100,000,000 shares;
      outstanding 13,533,004 shares and 14,322,048 shares
      at December 31, 1998 and June 30, 1999, respectively                14,000                 14,000
   Additional paid in capital                                          8,144,000              9,143,000
   Accumulated deficit                                                (9,587,000)           (16,933,000)
                                                                    ------------           ------------
      Total Stockholders' Deficit                                     (1,429,000)            (7,776,000)

           Total Liabilities and Stockholders' Deficit              $187,059,000           $199,037,000
                                                                    ============           ============


See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  For the Three                            For the Six
                                                               Months Ended June 30                    Months Ended June 30
                                                               1998            1999                   1998              1999
                                                      ----------------------------------     -------------------------------------
Net sales                                                  $61,638,000      $82,169,000           $107,246,000       $154,233,000
Cost of sales                                               47,050,000       65,997,000             83,544,000        124,995,000
                                                      ----------------------------------     -------------------------------------

      Gross profit                                          14,588,000       16,172,000             23,702,000         29,238,000

Selling expense                                              5,532,000        7,068,000             10,016,000         13,869,000
Special - non-cash stock compensation                        1,833,000               --              1,833,000                 --
General and administrative expenses                          5,289,000        6,452,000             10,207,000         12,475,000
                                                      ----------------------------------     -------------------------------------

      Income from operations                                 1,934,000        2,652,000              1,646,000          2,894,000

Interest expense, net                                        3,520,000        5,216,000              6,843,000          9,585,000
Special - financing costs                                           --          652,000                     --            652,000
Other (income) expense                                          57,000          (16,000)               149,000              3,000
                                                      ----------------------------------     -------------------------------------

      Loss before income taxes                              (1,643,000)      (3,200,000)            (5,346,000)        (7,346,000)

Income tax provision                                         1,094,000               --                     --                 --
                                                      ----------------------------------     -------------------------------------

      Net loss                                             $(2,737,000)     $(3,200,000)          $ (5,346,000)      $ (7,346,000)
                                                      ==================================     =====================================


Net loss per share, basic and diluted                      $     (0.20)     $     (0.23)          $      (0.39)      $      (0.53)
                                                      ==================================     =====================================

Weighted average shares of common
  stock outstanding, basic and diluted                      13,785,767       14,029,866             13,772,199         13,864,197

See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Six
                                                                            Months Ended June 30
                                                                          1998                1999
                                                                    -----------------------------------
Cash flows from operating activities:
    Net loss                                                          $ (5,346,000)        $(7,346,000)
    Adjustments to reconcile net loss to cash from
       operating activities
           Depreciation                                                  2,480,000           4,379,000
           Amortization                                                  1,062,000           1,911,000
           Special - non-cash stock compensation                         1,833,000                  --
           Special - loss on financing costs                                    --             652,000
           Loss on sale of fixed assets                                         --              29,000
    Changes in operating assets and liabilities:
           Accounts receivable, net                                     (9,305,000)         (7,108,000)
           Inventories                                                  (1,223,000)         (1,780,000)
           Prepaid expenses and other current assets                       (23,000)         (2,634,000)
           Accounts payable                                              4,778,000           3,887,000
           Accrued expenses                                                495,000             711,000
           Other                                                           253,000          (2,617,000)
                                                                    -----------------------------------
                   Cash flows from operating activities                 (4,996,000)         (9,916,000)
                                                                    -----------------------------------

Cash flows from investing activities:

    Acquisition of businesses, net of cash acquired                    (47,622,000)                 --
    Acquisition related costs                                                                 (719,000)
    Proceeds from sale of property and equipment                                --           3,176,000
    Sale of business                                                     1,186,000                  --
    Purchase of property and equipment                                  (3,241,000)         (3,825,000)
                                                                    -----------------------------------
                   Cash flows from investing activities                (49,677,000)         (1,368,000)
                                                                    -----------------------------------

Cash flows from financing activities:

    Net borrowings on line-of-credit                                    19,739,000          13,679,000
    Payments on long-term debt                                            (175,000)                 --
    Payments for debt issue costs                                               --          (1,685,000)
    Capital lease payments                                                (343,000)           (486,000)
    Other                                                                   34,000                  --
                                                                    -----------------------------------
                   Cash flows from financing activities                 19,255,000          11,508,000
                                                                    -----------------------------------

Net (decrease) increase in cash and cash equivalents                   (35,418,000)            224,000

Cash and cash equivalents, beginning balance                            40,132,000              88,000
                                                                    -----------------------------------
Cash and cash equivalents, ending balance                             $  4,714,000        $    312,000
                                                                    ===================================


See accompanying notes to consolidated financial statements

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential, non-residential and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc., Danvid Window Company (Danvid), American Glassmith, Inc., Modern Window Corporation, VinylSource, Inc. (VinylSource), Denver Window Corporation and American Weather-Seal Company (Weather-Seal).

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

2. Inventories

Inventories consisted of the following:

                                           December 31, 1998   June 30, 1999
                                           -----------------   -------------
                                                     (in thousands)

      Raw materials                             $17,368           $16,988
      Work-in-process                             3,495             4,547
      Finished goods                             11,724            12,832
                                                -------           -------
                                                $32,587           $34,367
                                                =======           =======

3. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts for the three and six months ended June 30 is as follows:

                                                 Three months ended June 30,                  Six months ended June 30,
                                                ----------------------------               -------------------------------
                                                    1998            1999                       1998               1999
                                                ----------------------------               -------------------------------
Net loss                                        $(2,737,000)    $(3,200,000)              $(5,346,000)        $(7,346,000)
Shares, basic and diluted                        13,785,767      14,029,866                13,772,199          13,864,197
  Basic and diluted loss per share              $     (0.20)    $     (0.23)              $     (0.39)        $     (0.53)

The weighted average number of common shares outstanding for the three and six months ended June 30, 1998 included an estimate of 300,000 common shares issued in January 1999 in connection with the Thermetic acquisition.

For all periods presented, common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

4. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 1999, comprehensive income for the Company did not differ from net income.

5. Revolving Line-of-Credit

In May 1999, the Company, with the consent of its bondholders, amended its revolving credit facility to increase the loan commitment from $25 million to $35 million through August 13, 1999 to assist the Company with seasonal working capital needs. Fees of approximately $1.0 million were incurred related to the consent and amendment which were capitalized and are being amortized over the term of the amendment. At June 30, 1999, the Company had $8.9 million available under the facility. The weighted average interest rate on borrowings under the credit facility was 7.61% at June 30, 1999.

6. Capitalization

In June 1999, the Company issued 379,837 shares of common stock to the former owners of Danvid in connection with the purchase agreement and a stock price guarantee contained therein.

7. Special Charges

Included in the three and six month periods ending June 30, 1998 was a special charge of $1.8 million for non-cash stock compensation expense. This expense related principally to the extension of certain options and warrants.

Included in the quarter ending June 30, 1999 was a special charge of $0.7 million for costs incurred in connection with an abandoned public debt financing.

8. Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three and six months ended June 30, 1999. The provision recorded during the quarter ended June 30, 1998 reflects establishment of a full valuation allowance on previously recorded net deferred tax assets due to a change in estimate in recoverability.

9. Segment Information

                                                                  Three months ended June 30
                                       ---------------------------------------------------------------------------------
                                                       1998                                       1999
                                       --------------------------------------     --------------------------------------
                                       Residential  Commercial    Extrusion       Residential  Commercial    Extrusion
                                       --------------------------------------     --------------------------------------
                                                                        (in thousands)
Revenues from external customers        $ 54,969       $   672      $ 5,997        $ 68,587       $ 1,172     $12,410
Intersegment revenues                        722           251           --           1,162             1         595
Operating profit (loss)                    5,443          (360)         230           4,740          (376)        476
Total assets                             144,357        11,632       29,725         139,419        12,439      40,231

                                                                   Six months ended June 30
                                       ---------------------------------------------------------------------------------
                                                       1998                                       1999
                                       --------------------------------------     --------------------------------------
                                       Residential  Commercial    Extrusion       Residential  Commercial    Extrusion
                                       --------------------------------------     --------------------------------------
                                                                        (in thousands)
Revenues from external customers        $ 96,617       $ 1,119      $ 9,510        $127,865       $ 1,938     $24,430
Intersegment revenues                      1,073           251           --           2,157             2         983
Operating profit (loss)                    7,078          (812)         276           7,392          (911)        756
Total assets                             144,357        11,632       29,725         139,419        12,439      40,231

A reconciliation of combined operating profit for the residential, commercial and extrusion segments to consolidated loss before income taxes for the three and six months ended June 30 is as follows:

                                                        Three months ended June 30              Six months ended June 30
                                                   -------------------------------------     -------------------------------
                                                          1998               1999                1998            1999
                                                   -------------------------------------     -------------------------------
                                                                                (in thousands)
   Total profit from operating segments                  $ 5,313            $ 4,840             $ 6,542         $ 7,237
   Less:
     Corporate and eliminations                            3,379              2,188               4,896           4,343
     Other expenses and special charges                       57                636                 149             655
     Interest expense, net                                 3,520              5,216               6,843           9,585
                                                   ------------------------------------     ------------------------------
   Loss before income taxes                              $(1,643)           $(3,200)            $(5,346)        $(7,346)
                                                   ====================================     ==============================

10. Pending Acquisitions

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

The total purchase price of the Pending Acquisitions is estimated to be $48.7 million. The cash portion of this purchase price approximates $44.3 million and is expected to be funded through a financing transaction. The remainder of the purchase price is expected to be financed through the issuance of stock. The Pending Acquisitions are subject to various closing conditions, including the obtaining of acceptable financing and the satisfactory completion of the Company's due diligence review. There can be no assurance that such conditions will be satisfied or that any or all of the Pending Acquisitions will be consummated. If the acquisitions are not completed, certain costs incurred and capitalized in connection with the acquisitions will be charged to expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net Sales. Net sales for the three months ended June 30, 1999 were $82.2 million, a $20.5 million increase over the three months ended June 30, 1998. Net sales in the residential segment increased approximately $13.3 million over the comparable period of the prior year due in part to the inclusion of $8.5 million in sales for Weather-Seal, acquired June 12, 1998, which was not included in the prior year. Additionally, sales of residential aluminum, wood and aluminum-clad wood windows and doors from existing businesses increased 12% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Sales in the commercial segment increased $0.3 million over the comparable period of 1998. Extrusion sales were $13.0 million for the three months ended June 30, 1999, an increase of approximately $7.0 million over the comparable period of the prior year. Approximately $6.1 million of this increase can be attributed to the inclusion of sales from Weather-Seal, acquired June 12, 1998, which was not included in the comparable prior year period.

Gross Profit. Gross profit increased $1.6 million to $16.2 million for the three months ended June 30, 1999 from $14.6 million for the three months ended June 30, 1998. The residential segment accounted for $1.1 million of the increase. Acquisitions represented $1.0 million of the residential increase with the remaining increase due to higher sales volumes from existing businesses. The gross profit for the extrusion segment increased $0.4 million, primarily related to acquisitions. Gross profit for the three months ended June 30, 1999 for the commercial segment increased $0.1 million over the same period in 1998. The gross margin for the three months ended June 30, 1999 was 19.7% compared to 23.7% for the three months ended June 30, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998 as well as an unfavorable shift in product mix and related operating costs for those products in select residential businesses. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 were $13.5 million compared to $12.7 million for the comparable period in 1998. Included in the prior period selling, general and administrative expense is a special charge of $1.8 million related to non-cash stock compensation which did not recur in the current period. Excluding the impact of the special charge, selling, general and administrative expenses increased by $2.6 million during the three months ended June 30, 1999 as compared to the corresponding period in the prior year. Increased selling, general and administrative costs in the residential segment account for approximately $1.8 million of the increase, with $0.8 million related to acquired companies not included for the comparable period in 1998 while the remainder is related to the increased sales volume at existing businesses. The extrusion business experienced increased selling, general and administrative costs of $0.1 million over the prior period, with $0.4 million related to acquisitions not included for a comparable period in 1998, offset in part by lower expenses in existing extrusion businesses. Selling, general and administrative expenses for the commercial segment increased $0.1 million. Additionally, approximately $0.6 million of the increase in selling, general and administrative expenses relates to increased corporate costs.

Income from Operations. Income from operations for the three months ended June 30, 1999 was $2.7 million, compared to $1.9 million for the three months ended June 30, 1998. Excluding the special charge of $1.8 million related to non-cash stock compensation in 1998, income from operations decreased $1.1 million which reflects a decline in the residential business' profitability from labor costs and product mix and higher costs at the corporate level, offset in part by increased income from operations in the extrusion business.

Interest Expense. Net interest expense increased from $3.5 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. Included in the three months ended June 30, 1999 is interest related to increased amounts outstanding under the Company's credit facility and the note payable to the former owners of Weather-Seal, which were not included for the comparable period in 1998. Additionally, amortization on deferred financing costs increased during the second quarter of 1999 to $0.9 million from $0.2 million for the same period in 1998. The increase relates principally to amortization on fees and expenses incurred in connection with the increase to the line of credit facility.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended June 30, 1999 and 1998. During the three months ended June 30, 1998, an income tax provision of $1.1 million was recorded on loss before taxes of $1.6 million to establish a full valuation allowance on existing net deferred tax assets reflecting a change in estimate of recoverability.

Net Loss. The Company's net loss increased $0.5 million to $3.2 million in 1999 from $2.7 million in 1998. The increase in net loss is attributable to the factors cited above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net Sales. Net sales for the six months ended June 30, 1999 were $154.2 million, a $47.0 million increase over the six months ended June 30, 1998. Net sales in the residential segment increased approximately $30.5 million over the comparable period of the prior year due in part to the inclusion of $15.8 million in sales for Weather-Seal, which was not included in the prior year. Additionally, sales of residential aluminum, wood and aluminum-clad wood windows and doors from existing businesses increased 20% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Sales in the commercial segment increased $0.6 million over the comparable period of 1998. Extrusion sales were $25.4 million for the six months ended June 30, 1999, an increase of approximately $15.9 million over the comparable period of the prior year. Approximately $12.1 million of this increase can be attributed to the inclusion of sales from VinylSource, acquired January 23, 1998, and Weather-Seal, which were not included in the comparable prior year period, with the remaining increase due to increased sales at the existing extrusion business.

Gross Profit. Gross profit increased $5.5 million to $29.2 million for the six months ended June 30, 1999 from $23.7 million for the six months ended June 30, 1998. The residential segment accounted for $4.2 million of the increase. Acquisitions represented $1.6 million of the residential segment's increase with the remaining increase due to higher sales volumes from existing businesses. The extrusion segment increased $1.1 million, primarily related to acquisitions. Gross profit for the six months ended June 30, 1999 for the commercial segment increased $0.2 million from the comparable period in 1998. The gross margin for the six months ended June 30, 1999 was 19.0% compared to 22.1% for the six months ended June 30, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998 as well as an unfavorable shift in product mix and related operating costs for those products in select residential businesses. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 were $26.3 million compared to $22.1 million for the comparable period in 1998. Included in the prior year period is a special charge of $1.8 million related to non-cash stock compensation which did not recur in the current period. Excluding the impact of the special charge, selling, general and administrative expenses increased by $6.1 million during the six months ended June 30, 1999 as compared to the corresponding period in the prior year. Increased selling, general and administrative costs in the residential segment account for approximately $3.9 million of the increase, of which $1.8 million was related to acquired companies not included for the comparable period in 1998 while the remainder was related to the increased sales volume at existing businesses. The extrusion business experienced increased selling, general and administrative costs of $0.7 million over the prior period, with $0.6 million related to acquisitions not included for a comparable period in 1998. Selling, general and administrative expenses for the commercial segment for the six months ended June 30, 1999 increased $0.2 million over the same period in 1998. Additionally, approximately $1.2 million of the increase in selling, general and administrative expenses relates to increased corporate costs.

Income from Operations. Income from operations for the six months ended June 30, 1999 was $2.9 million, compared with $1.6 million for the six months ended June 30, 1998. Excluding the special charge of $1.8 million related to non-cash stock compensation in 1998, income from operations decreased $0.6 million in 1999. The decrease resulted primarily from increased costs at the corporate level, offset in part by increased income from operations in the residential and extrusion businesses.

Interest Expense. Net interest expense increased from $6.8 million for the six months ended June 30, 1998 to $9.6 million for the six months ended June 30, 1999. Included in the six months ended June 30, 1999 is interest related to increased amounts outstanding under the Company's credit facility and the note payable to the former owners of Weather-Seal and increased amortization on deferred financing costs which were not included for the comparable period in 1998. Amortization of deferred financing costs increased $0.8 million from $0.3 million for the six months ended June 30, 1998 to $1.1 million for the same period in 1999. The increase relates to amortization on fees and expenses incurred in connection with the increase to the line of credit facility.


Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the six months ended June 30, 1999 and 1998.

Net Loss. The Company's net loss increased $2.0 million to $7.3 million in 1999 from $5.3 million in 1998. The increase in net loss is attributable to the factors cited above.


Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 1999 was $9.9 million compared to $5.0 million for the six months ended June 30, 1998. The increase over the prior period is primarily the result of increases in accounts receivable and inventories to support the higher sales volume during the first half of 1999.

Net cash used in investing activities amounted to $1.4 million for the six months ended June 30, 1999. During the quarter ended June 30, 1999, the Company realized $3.1 million of proceeds on the sales of certain real estate, which included $2.4 million from the sale and leaseback of its Ottawa manufacturing facility. In addition, cash used in connection with Pending Acquisitions and for fixed asset additions totaled $0.7 million and $3.8 million, respectively. Net cash used in investing activities for the six months ended June 30, 1998 was $49.7 million of which approximately $47.6 million related to the acquisition of a business and $3.2 million for capital expenditures, offset by $1.2 million in proceeds from the sale of a business.

Cash flows from financing activities for the six months ended June 30, 1999 were $11.5 million and consisted primarily of $13.7 million in net borrowings on the Company's line-of-credit for capital expenditures and working capital needs. This was partially offset by payments on capital leases and deferred financing costs of $0.5 million and $1.7 million, respectively. Cash provided by financing activities for the six months ended June 30, 1998 was $19.3 million and was comprised of $19.7 million in borrowings on the line of credit offset by payments on long-term debt and capital leases of approximately $0.5 million.

Credit Availability

During the second quarter, the Company's revolving credit facility was amended to increase the revolving loan commitment from $25 million to $35 million for a period of 90 days to assist with seasonal working capital needs. Additionally, terms regarding certain restrictive covenants were amended to adjust minimum availability, permitted investments and sale/leaseback transactions. Costs associated with this increase included consent fees paid to bondholders and amendment fees. These financing costs are being amortized over the life of the amendment.

The Company believes that cash flow from operations, availability under the revolving credit facility, proceeds from the sales of certain non-strategic assets and other financing arrangements will be sufficient to meet its anticipated requirements for working capital, capital expenditures and debt service requirements.

The Company intends to improve the overall capital structure through a combination of improved operating performance and access to capital markets to allow the Company to consummate acquisitions. Future acquisitions are expected to continue to play a strategic role in the Company's future to increase our competitiveness, enhance revenue and earnings growth and increase the total product capability.

The Company is currently reviewing its operating cost structure with the goal of continued cost reduction and overall profitability enhancement. Plans are being formulated which may include the consolidation of certain facilities, personnel reductions and the sale of certain non-strategic businesses and assets. While no formal decisions relating to the plans have been finalized, the Company may incur certain charges against future earnings as a result of any such plans. The costs of any such actions will be accrued when the decisions are formalized and can be reasonably estimated.

Subject to restrictions in the Company's debt agreements, the Company intends to use the net proceeds of any potential dispositions of non-core assets to fund current operations, reduce the Company's overall indebtedness and enhance liquidity.

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

(2) Evaluation - This phase consists of determining what systems are "mission critical" and have the potential for business disruption if lost, and what systems are Year 2000 compliant. This phase also consists of key customer and supplier contact. Survey letters and Year 2000 strategy requests are being distributed to "mission critical" suppliers with over 60% of the Company's purchasing base targeted for contact. Once all of the survey responses are returned, assessments will be made as to which suppliers are potentially at risk. This information will be used during the development of a contingency plan for each business unit and is expected to be completed during the third quarter of 1999.

(3) Remediation, Implementation and Testing - The Company is making modifications to those systems which have a Year 2000 issue. The remediation for these select systems is not significant to the overall operations of the Company. Some of these systems have been remediated and will be utilized on a go forward basis. The cost of this modification is not significant to the operations of the Company and is expected to be approximately $110,000, with $100,000 incurred through June 30, 1999. In addition to the Year 2000 compliance issue, and to allow the Company to achieve its overall operating strategy, management intends to enhance information technology by implementing an enterprise resource planning
      (ERP) system for those operating units that require significant upgrades. Each operating unit that is targeted for this strategic upgrade was prioritized for implementation. This prioritized list of operating units was then segregated into multiple installation phases, with each implementation phase having a specific implementation timeline. The Company believes that the first phase of implementation, including Year 2000 remediation and testing, will be finished by November 1999. To date, the Company has incurred $1.6 million of costs related to the ERP system and estimates costs to complete to be $0.9 million. In addition to addressing the Year 2000 issue, this management information system is expected to provide additional benefits well beyond Year 2000 compliance including the enhancement of the Company's overall information technology capabilities. As a result of the new ERP installation, certain modules of the present systems are being modified as a component of the installation.

(4) Contingency planning - The Company has received the majority of the surveys and Year 2000 strategy requests that were sent to its business partners. These are being reviewed and assessed to develop applicable contingency plans. These plans may include, but are not limited to, increases in inventory of finished goods, raw material or both, backup regional suppliers and secondary trucking companies. The Company will undertake reasonable efforts to determine the readiness of its business partners; however, no assurance can be given to the validity or reliability of the information obtained.

The Company believes the worst case scenario for suppliers would be that of some localized disruption of services which could affect certain operating units for a short period. While the Company's contingency plan is still being formulated, management believes that the response will be flexible, real-time and responsive to specific problems as they arise.

The total incremental spending by the Company relating to the Year 2000 issue is not expected to be material to operations, liquidity or capital resources. To date, the Company has incurred approximately $120,000 of costs and expects to incur an additional $40,000 during the remainder of 1999 for the Year 2000 issues. The Company did not incur any expenditures related to the Year 2000 issue before 1998. This amount is exclusive of the Company's expenditures related to the aforementioned ERP system. These costs are also exclusive of any costs associated with any contingency plans. Implementation of the Company's Year 2000 program is an ongoing process. Consequently, the costs estimated above and completion dates for the various components of the plan are subject to change.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $170,000, with a corresponding increase in loss before taxes of the same amount, for the six months ended June 30, 1999. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at June 30, 1999 by category.

PART II -- OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

       10.12f AMENDMENT NO. 6 TO CREDIT AGREEMENT dated as of May 31, 1999, among American Architectural Products Corporation, a Delaware corporation, Eagle & Taylor Company, a Delaware corporation, Forte, Inc. an Ohio corporation, Western Insulated Glass, Co., an Arizona corporation, Thermetic Glass, Inc., a Delaware corporation, Binnings Buildings Products, Inc., a Delaware corporation, Danvid Window Company, a Delaware corporation, Modern Window Corporation, a Delaware corporation, American Glassmith, Inc., a Delaware corporation, VinylSource, Inc., a Delaware corporation, American Weather-Seal Company, a Delaware corporation, Eagle Window & Door Center, Inc., a Delaware corporation, Denver Window Company, a Delaware corporation, AAPC One Acquisition Corporation, a Delaware corporation, AAPC Two Acquisition Corporation, a Delaware corporation, the institutions party to the Credit Agreement, and BankBoston, N.A. as agent.

       10.12g AMENDMENT NO. 7 TO CREDIT AGREEMENT dated as of June 29, 1999, among American Architectural Products Corporation, a Delaware corporation, Eagle & Taylor Company, a Delaware corporation, Forte, Inc. an Ohio corporation, Western Insulated Glass, Co., an Arizona corporation, Thermetic Glass, Inc., a Delaware corporation, Binnings Buildings Products, Inc., a Delaware corporation, Danvid Window Company, a Delaware corporation, Modern Window Corporation, a Delaware corporation, American Glassmith, Inc., a Delaware corporation, VinylSource, Inc., a Delaware corporation, American Weather-Seal Company, a Delaware corporation, Eagle Window & Door Center, Inc., a Delaware corporation, Denver Window Company, a Delaware corporation, AAPC One Acquisition Corporation, a Delaware corporation, AAPC Two Acquisition Corporation, a Delaware corporation, the institutions party to the Credit Agreement, and BankBoston, N.A. as agent.

       27     Financial Data Schedule


(b)  Reports on Form 8-K
     The Company did not file any reports on Form 8-K during the period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN ARCHITECTURAL PRODUCTS CORPORATION


Date: August 15, 1999                        /s/ FRANK J. AMEDIA
                                             -----------------------------------
                                             Frank J. Amedia
                                             President & Chief Executive Officer


                                             /s/ RICHARD L. KOVACH
                                             -----------------------------------
                                             Richard L. Kovach
                                             Chief Financial Officer