Form 10-Q/A
period 1999-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1999-10-08
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-Q/A
                                 -----------

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


Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

PART I --FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   American Architectural Products Corporation
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                    December 31             June 30
                                                                       1998                   1999
                                                                    ------------           ------------
                          Assets
                          ------

Current Assets
   Cash                                                             $     88,000           $    312,000
   Accounts receivable                                                28,501,000             35,285,000
   Inventories                                                        32,587,000             34,545,000
   Prepaid expenses and other current assets                           1,078,000              4,396,000
                                                                    ------------           ------------
      Total Current Assets                                            62,254,000             74,538,000

Other Assets
   Property and equipment, net                                        80,553,000             78,577,000
   Cost in excess of net assets acquired, net                         31,362,000             31,136,000
   Deferred financing costs, net                                       6,485,000              6,398,000
   Deposits and other assets                                           6,405,000              8,242,000
                                                                    ------------           ------------
      Total Noncurrent Assets                                        124,805,000            124,353,000

           Total Assets                                             $187,059,000           $198,891,000
                                                                    ============           ============


          Liabilities and Stockholders' Deficit
          -------------------------------------

Current Liabilities
   Revolving line-of-credit                                         $ 12,447,000           $ 26,126,000
   Accounts payable - trade                                           17,394,000             21,281,000
   Accrued expenses                                                   11,860,000             12,716,000
   Current portion of accrued warranty obligations                     2,804,000              2,831,000
   Current portion of capital lease obligations                          822,000                654,000
   Current maturities of long-term debt                                       --              7,500,000
   Other current liabilities                                           1,972,000              2,194,000
                                                                    ------------           ------------
      Total Current Liabilities                                       47,299,000             73,302,000


Long-Term Liabilities
   Long-term debt, less current portion                              132,500,000            125,000,000
   Long-term capital lease obligations, less current portion             833,000              2,483,000
   Accrued warranty obligations, less current portion                  3,337,000              3,165,000
   Other liabilities                                                   4,519,000              2,863,000
                                                                    ------------           ------------
      Total Long-Term Liabilities                                    141,189,000            133,511,000
                                                                    ------------           ------------
           Total Liabilities                                         188,488,000            206,813,000

Stockholders' Deficit:
   Common stock, $.001 par, authorized 100,000,000 shares;
      outstanding 13,533,004 shares and 14,322,048 shares
      at December 31, 1998 and June 30, 1999, respectively                14,000                 14,000
   Additional paid in capital                                          8,144,000              9,143,000
   Accumulated deficit                                                (9,587,000)           (17,079,000)
                                                                    ------------           ------------
      Total Stockholders' Deficit                                     (1,429,000)            (7,922,000)

           Total Liabilities and Stockholders' Deficit              $187,059,000           $198,891,000
                                                                    ============           ============


See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  For the Three                            For the Six
                                                               Months Ended June 30                    Months Ended June 30
                                                               1998            1999                   1998              1999
                                                      ----------------------------------     -------------------------------------
Net sales                                                  $61,638,000      $81,845,000           $107,246,000       $153,909,000
Cost of sales                                               47,050,000       65,819,000             83,544,000        124,817,000
                                                      ----------------------------------     -------------------------------------

      Gross profit                                          14,588,000       16,026,000             23,702,000         29,092,000

Selling expense                                              5,532,000        7,068,000             10,016,000         13,869,000
Special - non-cash stock compensation                        1,833,000               --              1,833,000                 --
General and administrative expenses                          5,289,000        6,452,000             10,207,000         12,475,000
                                                      ----------------------------------     -------------------------------------

      Income from operations                                 1,934,000        2,506,000              1,646,000          2,748,000

Interest expense, net                                        3,520,000        5,216,000              6,843,000          9,585,000
Special - financing costs                                           --          652,000                     --            652,000
Other (income) expense                                          57,000          (16,000)               149,000              3,000
                                                      ----------------------------------     -------------------------------------

      Loss before income taxes                              (1,643,000)      (3,346,000)            (5,346,000)        (7,492,000)

Income tax provision                                         1,094,000               --                     --                 --
                                                      ----------------------------------     -------------------------------------

      Net loss                                             $(2,737,000)     $ 3,346,000           $ (5,346,000)      $ (7,492,000)
                                                      ==================================     =====================================


Net loss per share, basic and diluted                      $     (0.20)     $     (0.24)          $      (0.39)      $      (0.54)
                                                      ==================================     =====================================

Weighted average shares of common
  stock outstanding, basic and diluted                      13,785,767       14,029,866             13,772,199         13,864,197

See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Six
                                                                            Months Ended June 30
                                                                          1998                1999
                                                                    -----------------------------------
Cash flows from operating activities:
    Net loss                                                          $ (5,346,000)        $(7,492,000)
    Adjustments to reconcile net loss to cash from
       operating activities
           Depreciation                                                  2,480,000           4,379,000
           Amortization                                                  1,062,000           1,911,000
           Special - non-cash stock compensation                         1,833,000                  --
           Special - loss on financing costs                                    --             652,000
           Loss on sale of fixed assets                                         --              29,000
    Changes in operating assets and liabilities:
           Accounts receivable, net                                     (9,305,000)         (6,784,000)
           Inventories                                                  (1,223,000)         (1,958,000)
           Prepaid expenses and other current assets                       (23,000)         (2,634,000)
           Accounts payable                                              4,778,000           3,887,000
           Accrued expenses                                                495,000             711,000
           Other                                                           253,000          (2,617,000)
                                                                    -----------------------------------
                   Cash flows from operating activities                 (4,996,000)         (9,916,000)
                                                                    -----------------------------------

Cash flows from investing activities:

    Acquisition of businesses, net of cash acquired                    (47,622,000)                 --
    Acquisition related costs                                                                 (719,000)
    Proceeds from sale of property and equipment                                --           3,176,000
    Sale of business                                                     1,186,000                  --
    Purchase of property and equipment                                  (3,241,000)         (3,825,000)
                                                                    -----------------------------------
                   Cash flows from investing activities                (49,677,000)         (1,368,000)
                                                                    -----------------------------------

Cash flows from financing activities:

    Net borrowings on line-of-credit                                    19,739,000          13,679,000
    Payments on long-term debt                                            (175,000)                 --
    Payments for debt issue costs                                               --          (1,685,000)
    Capital lease payments                                                (343,000)           (486,000)
    Other                                                                   34,000                  --
                                                                    -----------------------------------
                   Cash flows from financing activities                 19,255,000          11,508,000
                                                                    -----------------------------------

Net (decrease) increase in cash and cash equivalents                   (35,418,000)            224,000

Cash and cash equivalents, beginning balance                            40,132,000              88,000
                                                                    -----------------------------------
Cash and cash equivalents, ending balance                             $  4,714,000        $    312,000
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

2. Inventories

Inventories consisted of the following:

                                           December 31, 1998   June 30, 1999
                                           -----------------   -------------
                                                     (in thousands)

      Raw materials                             $17,368           $17,166
      Work-in-process                             3,495             4,547
      Finished goods                             11,724            12,832
                                                -------           -------
                                                $32,587           $34,545
                                                =======           =======

3. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts for the three and six months ended June 30 is as follows:

                                                 Three months ended June 30,                  Six months ended June 30,
                                                ----------------------------               -------------------------------
                                                    1998            1999                       1998               1999
                                                ----------------------------               -------------------------------
Net loss                                        $(2,737,000)    $(3,346,000)              $(5,346,000)        $(7,492,000)
Shares, basic and diluted                        13,785,767      14,029,866                13,772,199          13,864,197
  Basic and diluted loss per share              $     (0.20)    $     (0.24)              $     (0.39)        $     (0.54)

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

9. Segment Information

                                                                  Three months ended June 30
                                       ---------------------------------------------------------------------------------
                                                       1998                                       1999
                                       --------------------------------------     --------------------------------------
                                       Residential  Commercial    Extrusion       Residential  Commercial    Extrusion
                                       --------------------------------------     --------------------------------------
                                                                        (in thousands)
Revenues from external customers        $ 54,969       $   672      $ 5,997        $ 68,587       $   848     $12,410
Intersegment revenues                        722           251           --           1,162             1         595
Operating profit (loss)                    5,443          (360)         230           4,740          (522)        476
Total assets                             144,357        11,632       29,725         139,419        12,293      40,231

                                                                   Six months ended June 30
                                       ---------------------------------------------------------------------------------
                                                       1998                                       1999
                                       --------------------------------------     --------------------------------------
                                       Residential  Commercial    Extrusion       Residential  Commercial    Extrusion
                                       --------------------------------------     --------------------------------------
                                                                        (in thousands)
Revenues from external customers        $ 96,617       $ 1,119      $ 9,510        $127,865       $ 1,614     $24,430
Intersegment revenues                      1,073           251           --           2,157             2         983
Operating profit (loss)                    7,078          (812)         276           7,392        (1,057)        756
Total assets                             144,357        11,632       29,725         139,419        12,293      40,231

A reconciliation of combined operating profit for the residential, commercial and extrusion segments to consolidated loss before income taxes for the three and six months ended June 30 is as follows:

                                                        Three months ended June 30              Six months ended June 30
                                                   -------------------------------------     -------------------------------
                                                          1998               1999                1998            1999
                                                   -------------------------------------     -------------------------------
                                                                                (in thousands)
   Total profit from operating segments                  $ 5,313            $ 4,694             $ 6,542         $ 7,091
   Less:
     Corporate and eliminations                            3,379              2,188               4,896           4,343
     Other expenses and special charges                       57                636                 149             655
     Interest expense, net                                 3,520              5,216               6,843           9,585
                                                   ------------------------------------     ------------------------------
   Loss before income taxes                              $(1,643)           $(3,346)            $(5,346)        $(7,492)
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net Sales. Net sales for the three months ended June 30, 1999 were $81.8 million, a $20.2 million increase over the three months ended June 30, 1998. Net sales in the residential segment increased approximately $13.3 million over the comparable period of the prior year due in part to the inclusion of $8.5 million in sales for Weather-Seal, acquired June 12, 1998, which was not included in the prior year. Additionally, sales of residential aluminum, wood and aluminum-clad wood windows and doors from existing businesses increased 12% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Extrusion sales were $13.0 million for the three months ended June 30, 1999, an increase of approximately $7.0 million over the comparable period of the prior year. Approximately $6.1 million of this increase can be attributed to the inclusion of sales from Weather-Seal, acquired June 12, 1998, which was not included in the comparable prior year period.

Gross Profit. Gross profit increased $1.4 million to $16.0 million for the three months ended June 30, 1999 from $14.6 million for the three months ended June 30, 1998. The residential segment accounted for $1.1 million of the increase. Acquisitions represented $1.0 million of the residential increase with the remaining increase due to higher sales volumes from existing businesses. The gross profit for the extrusion segment increased $0.4 million, primarily related to acquisitions. The gross margin for the three months ended June 30, 1999 was 19.6% compared to 23.7% for the three months ended June 30, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998 as well as an unfavorable shift in product mix and related operating costs for those products in select residential businesses. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

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

Income from Operations. Income from operations for the three months ended June 30, 1999 was $2.5 million, compared to $1.9 million for the three months ended June 30, 1998. Excluding the special charge of $1.8 million related to non-cash stock compensation in 1998, income from operations decreased $1.3 million which reflects a decline in the residential business' profitability from labor costs and product mix and higher costs at the corporate level, offset in part by increased income from operations in the extrusion business.

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

Net Loss. The Company's net loss increased $0.6 million to $3.3 million in 1999 from $2.7 million in 1998. The increase in net loss is attributable to the factors cited above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net Sales. Net sales for the six months ended June 30, 1999 were $153.9 million, a $46.7 million increase over the six months ended June 30, 1998. Net sales in the residential segment increased approximately $30.5 million over the comparable period of the prior year due in part to the inclusion of $15.8 million in sales for Weather-Seal, which was not included in the prior year. Additionally, sales of residential aluminum, wood and aluminum-clad wood windows and doors from existing businesses increased 20% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Sales in the commercial segment increased $0.3 million over the comparable period of 1998. Extrusion sales were $25.4 million for the six months ended June 30, 1999, an increase of approximately $15.9 million over the comparable period of the prior year. Approximately $12.1 million of this increase can be attributed to the inclusion of sales from VinylSource, acquired January 23, 1998, and Weather-Seal, which were not included in the comparable prior year period, with the remaining increase due to increased sales at the existing extrusion business.

Gross Profit. Gross profit increased $5.4 million to $29.1 million for the six months ended June 30, 1999 from $23.7 million for the six months ended June 30, 1998. The residential segment accounted for $4.2 million of the increase. Acquisitions represented $1.6 million of the residential segment's increase with the remaining increase due to higher sales volumes from existing businesses. The extrusion segment increased $1.1 million, primarily related to acquisitions.
The gross margin for the six months ended June 30, 1999 was 18.9% compared to 22.1% for the six months ended June 30, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998 as well as an unfavorable shift in product mix and related operating costs for those products in select residential businesses. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

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

Income from Operations. Income from operations for the six months ended June 30, 1999 was $2.7 million, compared with $1.6 million for the six months ended June 30, 1998. Excluding the special charge of $1.8 million related to non-cash stock compensation in 1998, income from operations decreased $0.7 million in 1999. The decrease resulted primarily from increased costs at the corporate level, offset in part by increased income from operations in the residential and extrusion businesses.

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

Net Loss. The Company's net loss increased $2.2 million to $7.5 million in 1999 from $5.3 million in 1998. The increase in net loss is attributable to the factors cited above.


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


AMERICAN ARCHITECTURAL PRODUCTS CORPORATION


Date: October 8, 1999                        /s/ FRANK J. AMEDIA
                                             -----------------------------------
                                             Frank J. Amedia
                                             President & Chief Executive Officer


                                             /s/ RICHARD L. KOVACH
                                             -----------------------------------
                                             Richard L. Kovach
                                             Chief Financial Officer