Form 10-Q
period 1999-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 1999-11-15
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD From _____________________ to _______________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, $.001 par value, 14,321,616 shares outstanding at September 30, 1999

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX


Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets - December 31, 1998 and September 30,
              1999
            Consolidated Statements of Operations - Three and nine months ended
              September 30, 1998 and 1999
            Consolidated Statements of Cash Flows - Nine months ended September
              30, 1998 and 1999
            Notes to Consolidated Financial Statements

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



SIGNATURES

PART I --FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                   American Architectural Products Corporation
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              December 31          September 30
                                                                                  1998                  1999
                                                                              -----------          ------------
                                     Assets
                                     ------
Current Assets
    Cash                                                                      $     88,000          $    185,000
    Accounts receivable                                                         28,501,000            34,743,000
    Inventories                                                                 32,587,000            34,908,000
    Prepaid expenses and other current assets                                    1,078,000             2,610,000
                                                                              ------------          ------------
        Total Current Assets                                                    62,254,000            72,446,000

Other Assets
    Property and equipment, net                                                 80,553,000            79,608,000
    Cost in excess of net assets acquired, net                                  31,362,000            30,822,000
    Deferred financing costs, net                                                6,485,000             5,803,000
    Deposits and other assets                                                    6,405,000             8,550,000
                                                                              ------------          ------------
        Total Noncurrent Assets                                                124,805,000           124,783,000

             Total Assets                                                     $187,059,000          $197,229,000
                                                                              ============          ============


                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current Liabilities
    Revolving line-of-credit                                                   $ 12,447,000         $  19,948,000
    Accounts payable - trade                                                     17,394,000            20,702,000
    Accrued expenses                                                             11,860,000            18,684,000
    Current portion of accrued warranty obligations                               2,804,000             2,848,000
    Current portion of capital lease obligations                                    822,000             1,232,000
    Current maturities of long-term debt                                                  -             7,500,000
    Other current liabilities                                                     1,972,000             2,011,000
                                                                               ------------          ------------
        Total Current Liabilities                                                47,299,000            72,925,000


Long-Term Liabilities
    Long-term debt, less current portion                                        132,500,000           125,000,000
    Long-term capital lease obligations, less current portion                       833,000             2,735,000
    Accrued warranty obligations, less current portion                            3,337,000             2,826,000
    Other liabilities                                                             4,519,000             2,914,000
                                                                               ------------           ------------
        Total Long-Term Liabilities                                             141,189,000           133,475,000

                                                                               ------------          ------------
             Total Liabilities                                                  188,488,000           206,400,000

Stockholders' Deficit:
    Common stock, $.001 par, authorized 100,000,000 shares;
        outstanding 13,533,004 shares and 14,321,616 shares
        at December 31, 1998 and September 30, 1999, respectively                    14,000                14,000
    Additional paid in capital                                                    8,144,000             9,142,000
    Accumulated deficit                                                          (9,587,000)          (18,327,000)
                                                                               -------------        --------------
        Total Stockholders' Deficit                                              (1,429,000)           (9,171,000)
                                                                               -------------        --------------
             Total Liabilities and Stockholders' Deficit                       $187,059,000         $ 197,229,000
                                                                               =============        ==============



    See accompanying notes to consolidated financial statements

                  American Architectural Products Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          For the Three                        For the Nine
                                                    Months Ended September 30            Months Ended September 30
                                                      1998             1999               1998               1999
                                                    ----------------------------         ------------------------------
Net sales                                           $ 77,419,000     $86,465,000         $184,665,000      $240,374,000
Cost of sales                                         61,591,000      69,263,000          145,135,000       194,080,000
                                                    ------------     -----------         ------------      ------------

      Gross profit                                    15,828,000      17,202,000           39,530,000        46,294,000

Selling expense                                        6,386,000       7,074,000           16,402,000        20,943,000
Special - non-cash stock compensation                          -               -            1,833,000                 -
General and administrative expenses                    5,653,000       5,754,000           15,860,000        18,229,000
                                                    ------------     -----------         ------------      ------------

      Income from operations                           3,789,000       4,374,000            5,435,000         7,122,000

Interest expense, net                                  4,733,000       5,125,000           11,576,000        14,710,000
Special - financing and acquisition costs                      -         379,000                    -         1,031,000
Other (income) expense                                   (44,000)        119,000              105,000           121,000
                                                    ------------     -----------         ------------      ------------

      Loss before income taxes                          (900,000)     (1,249,000)          (6,246,000)       (8,740,000)

Income tax provision                                           -               -                    -                 -
                                                    ------------     -----------         ------------      ------------

      Net loss                                      $   (900,000)    $(1,249,000)        $ (6,246,000)     $ (8,740,000)
                                                    ============     ===========         ============      ============

Net loss per share, basic and diluted               $      (0.07)    $     (0.09)        $      (0.45)     $      (0.62)
                                                    ============     ===========         ============      ============

Weighted average shares of common
  stock outstanding, basic and diluted                13,773,004      14,321,837           13,772,470        14,018,420


     See accompanying notes to consolidated financial statements

                   American Architectural Products Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Nine
                                                                               Months Ended September 30
                                                                                 1998            1999
                                                                             -----------------------------
Cash flows from operating activities:
    Net loss                                                                 $(6,246,000)    $ (8,740,000)
    Adjustments to reconcile net loss to cash from
       operating activities
             Depreciation                                                      4,803,000        6,755,000
             Amortization                                                      1,657,000        2,851,000
             Special - non-cash stock compensation                             1,833,000               --
             Special - loss on financing and acquisition costs                        --        1,031,000
             Loss on sale of fixed assets                                        167,000           55,000
    Changes in operating assets and liabilities:
             Accounts receivable, net                                        (11,789,000)      (6,242,000)
             Inventories                                                      (2,569,000)      (2,321,000)
             Prepaid expenses and other current assets                          (519,000)      (1,532,000)
             Accounts payable                                                  5,867,000        3,308,000
             Accrued expenses                                                  5,623,000        6,483,000
             Other                                                               823,000       (2,832,000)
                                                                             ------------    --------------
                      Cash flows from operating activities                      (350,000)      (1,184,000)
                                                                             ------------    --------------

Cash flows from investing activities:

    Acquisition of businesses, net of cash acquired                          (48,204,000)              --
    Acquisition related costs                                                         --         (770,000)
    Sale of business                                                           1,186,000               --
    Purchase of property and equipment                                        (5,738,000)      (6,216,000)
    Proceeds from sale of property and equipment                                 853,000        3,176,000
    Other, net                                                                  (391,000)              --
                                                                             ------------    --------------
                      Cash flows from investing activities                   (52,294,000)      (3,810,000)
                                                                             ------------    --------------

Cash flows from financing activities:

    Net borrowings on line-of-credit                                          16,273,000        7,501,000
    Payments on long-term debt                                                  (175,000)              --
    Payments for financing costs                                              (1,888,000)      (1,707,000)
    Capital lease payments                                                      (498,000)        (703,000)
                                                                             ------------    --------------
                      Cash flows from financing activities                    13,712,000        5,091,000
                                                                             ------------    --------------

Net (decrease) increase in cash and cash equivalents                         (38,932,000)          97,000

Cash and cash equivalents, beginning balance                                  40,132,000           88,000
                                                                             ------------    --------------

Cash and cash equivalents, ending balance                                    $ 1,200,000        $ 185,000
                                                                             ============    ==============


    See accompanying notes to consolidated financial statements

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential, non-residential and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company, American Glassmith, Inc., Modern Window Corporation, VinylSource, Inc. (VinylSource), Denver Window Corporation and American Weather-Seal Company (Weather-Seal).

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

2.   Inventories

Inventories consisted of the following:

                                     December 31,            September 30,
                                        1998                     1999
                                 -------------------       ------------------
                                                (in thousands)
      Raw materials              $    17,368               $    20,100
      Work-in-process                  3,495                     6,046
      Finished goods                  11,724                     8,762
                                 -----------               -----------
                                 $    32,587               $    34,908
                                 ===========               ===========

3.   Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts for the three and nine months ended September 30 is as follows:

                                                  Three months ended                         Nine months ended
                                                     September 30,                             September 30,
                                         --------------------------------------    --------------------------------------
                                                1998               1999                   1998               1999
                                         ------------------- ------------------    ------------------- ------------------
Net loss                                 $       (900,000)   $  (1,249,000)        $      (6,246,000)  $    (8,740,000)
Shares, basic and diluted                      13,773,004       14,321,837                13,772,470        14,018,420
  Basic and diluted loss per share       $         (0.07)    $       (0.09)        $          (0.45)   $        (0.62)


The weighted average number of common shares outstanding for the three and nine months ended September 30, 1998 included an estimate of 300,000 common shares issued in January 1999 in connection with the Thermetic acquisition.

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

4.   Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three and nine months ended September 30, 1999, comprehensive income for the Company did not differ from net income.

5.   Revolving Line-of-Credit

In May 1999, the Company, with the consent of its bondholders, amended its revolving credit facility to increase the loan commitment from $25 million to $35 million through August 13, 1999 to assist the Company with seasonal working capital needs. Fees of approximately $1.0 million were incurred related to the consent and amendment which were capitalized and amortized over the term of the amendment. At September 30, 1999, the Company had $5.1 million available under the facility. The weighted average interest rate on borrowings under the credit facility was 8.0 % at September 30, 1999.

6.   Special Charge

Included in the three months ended September 30, 1999 was a special charge of $0.4 million for costs incurred in connection with an abandoned acquisition and financing costs.

7.   Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three and nine months ended September 30, 1999 and 1998.

8.   Segment Information

                                                               Three months ended September 30
                                       ---------------------------------------------------------------------------------
                                                       1998                                       1999
                                       --------------------------------------     --------------------------------------
                                       Residential  Commercial    Extrusion       Residential  Commercial    Extrusion
                                       ------------ ------------- -----------     ------------ ------------- -----------
                                                                        (in thousands)
Revenues from external customers       $  67,010    $      858    $   9,551       $  73,460    $    1,048    $ 11,957
Intersegment revenues                      1,207           227          275           1,258             8         858
Operating profit (loss)                    5,874          (655)         126           6,356          (505)        198
Total assets                             144,723        12,656       28,314         138,505        12,965      41,386


                                                                Nine months ended September 30
                                       ---------------------------------------------------------------------------------
                                                       1998                                       1999
                                       --------------------------------------     --------------------------------------
                                       Residential  Commercial    Extrusion       Residential  Commercial    Extrusion

                                       ------------ ------------- -----------     ------------ ------------- -----------
                                                                         (in thousands)
Revenues from external customers       $ 163,626    $    1,977    $  19,062       $ 201,326    $    2,661    $ 36,387
Intersegment revenues                      2,280           478          275           3,415            10       1,841
Operating profit (loss)                   12,952        (1,467)         402          13,748        (1,562)        954
Total assets                             144,723        12,656       28,314         138,505        12,965      41,386

A reconciliation of combined operating profit for the residential, commercial and extrusion segments to consolidated loss before income taxes for the three and nine months ended September 30 is as follows:

                                                            Three months ended                      Nine months ended
                                                               September 30                           September 30
                                                   -------------------------------------     -------------------------------
                                                          1998               1999                1998            1999
                                                   ------------------- -----------------     -------------- ----------------
                                                                                   (in thousands)
   Total profit from operating segments            $       5,345      $       6,049         $    11,887    $     13,140
   Less:
     Corporate and eliminations                            1,556              1,675               6,452           6,018
     Other expenses                                          (44)               498                 105           1,152
     Interest expense, net                                 4,733              5,125              11,576          14,710
                                                   ------------------ -----------------     -------------- ---------------
   Loss before income taxes                        $        (900)     $      (1,249)        $    (6,246)   $     (8,740)
                                                   ================== =================     ============== ===============


9.   Pending Acquisitions

In 1998, the Company entered into agreements to acquire TSG Industries, Inc. ("TSG"), NuSash of Indianapolis, Inc. and Jarar Window Systems, Inc. (together, "NuSash") and RC Aluminum Industries, Inc. ("RC Aluminum"), (collectively, the "Pending Acquisitions"). TSG is a fabricator and installer of engineered glazing systems, including glass windows, walls and doors and aluminum curtain walls for large non-residential construction projects. NuSash distributes Weather-Seal and other vinyl replacement windows for residential use. RC Aluminum manufactures a wide range of non-residential fenestration products including windows, sliding glass doors, railings and curtain walls and specializes in prestigious high-rise development projects.

The total purchase price of the Pending Acquisitions is estimated to be $49.2 million. The cash portion of this purchase price approximates $47.9 million and is expected to be funded through a financing transaction and the sale of non-strategic assets. The remainder of the purchase price is expected to be financed through the issuance of stock. The Pending Acquisitions are subject to various closing conditions, including the obtaining of acceptable financing and the satisfactory completion of the Company's due diligence review. There can be no assurance that such conditions will be satisfied or that any or all of the Pending Acquisitions will be consummated. If the acquisitions are not completed, certain costs incurred and capitalized in connection with the acquisitions will be charged to expense.

10.  Subsequent Events

On October 1, 1999, a fire at the Kreidel Plastics Extrusion plant of Weather-Seal destroyed a substantial portion of the assets, with an estimated book value of $2.3 million, at the 32,000 square foot manufacturing facility. As the facility was insured, the Company does not believe the casualty loss will result in a material financial or operational impact. The Company does not plan to continue operations at this location but will use other facilities to manufacture product previously supplied from Kreidel.

In October 1999, Binnings closed on the acquisition of TM Window and Door Products, a manufacturer of aluminum windows and doors for both residential and commercial uses. TM is located in Pompano Beach, Florida. The Company paid the purchase price of approximately $6.0 million through periodic cash advances to TM over the past several months, $4.0 million of which were recorded in deposits and other assets at September 30, 1999.

In October 1999, the Company entered into a definitive agreement to sell all of the assets of Taylor Building Products, Inc., a subsidiary of Eagle & Taylor Company. Taylor is a manufacturer of steel entry doors and garage doors. Consummation of this transaction is subject to a number of conditions as well as other customary closing conditions. The Company currently expects this transaction to close on or before November 29, 1999 and anticipates recording a gain on the sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Sales. Net sales for the three months ended September 30, 1999 were $86.5 million, a $9.0 million increase over the three months ended September 30, 1998. Net sales in the residential segment increased approximately $6.1 million over the comparable period of the prior year due to sales of residential aluminum, wood and aluminum-clad wood windows and doors from existing businesses increasing 11% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Extrusion sales were $12.8 million for the three months ended September 30, 1999, an increase of approximately $3.0 million over the comparable period of the prior year primarily due to increased intercompany sales.

Gross Profit. Gross profit increased $1.4 million to $17.2 million for the three months ended September 30, 1999 from $15.8 million for the three months ended September 30, 1998. The residential segment accounted for $1.1 million of the increase. Gross profit for the three months ended September 30, 1999 for the commercial segment increased $0.2 million over the same period in 1998. Gross margin for the three months ended September 30, 1999 was 19.9% compared to 20.4% for the three months ended September 30, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the levels of the Company's core businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 were $12.8 million compared to $12.0 million for the comparable period in 1998. Increased selling, general and administrative costs in the residential segment account for approximately $0.7 million of the increase, due to increased sales volume. Selling, general and administrative expenses for the commercial and extrusion segment were comparable for both periods presented.

Income from Operations. Income from operations for the three months ended September 30, 1999 was $4.4 million, compared to $3.8 million for the three months ended September 30, 1998.

Interest Expense. Net interest expense increased from $4.7 million for the three months ended September 30, 1998 to $5.1 million for the three months ended September 30, 1999. The increase relates principally to interest and amortization on fees and expenses incurred in connection with the increase to the line of credit facility.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended September 30, 1999 and 1998.

Net Loss. The Company's net loss increased $0.3 million to $1.2 million in 1999 from $0.9 million in 1998. The increase in net loss is attributable to the factors cited above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Sales. Net sales for the nine months ended September 30, 1999 were $240.4 million, a $55.7 million increase over the nine months ended September 30, 1998. Net sales in the residential segment increased approximately $36.6 million over the comparable period of the prior year due in part to the inclusion of $15.8 million in sales for Weather-Seal, which was not included in the corresponding period of the prior year. Additionally, sales of residential aluminum, wood and aluminum-clad wood windows and doors from existing businesses increased 16.9% over the prior year period. The growth in this business is the result of higher volumes generated by stronger customer relationships, new customer additions and an improved product mix offering. Sales in the commercial segment increased $0.2 million over the comparable period of 1998. Extrusion sales were $38.2 million for the nine months ended September 30, 1999, an increase of approximately $18.9 million over the comparable period of the prior year. Approximately $12.1 million of this increase can be attributed to the inclusion of sales from VinylSource and Weather-Seal, which were not included in the comparable prior year period, with the remaining due to increased sales at the existing extrusion business.

Gross Profit. Gross profit increased $6.8 million to $46.3 million for the nine months ended September 30, 1999 from $39.5 million for the nine months ended September 30, 1998. The residential segment accounted for $5.5 million of the increase. Acquisitions represented $1.6 million of this increase with the remaining increase due to higher sales volumes from existing businesses. The extrusion segment increased $1.1 million, primarily related to acquisitions. Gross profit for the nine months ended September 30, 1999 for the commercial segment increased $0.2 million from the comparable period in 1998. Gross margin for the nine months ended September 30, 1999 was 19.3% compared to 21.4% for the nine months ended September 30, 1998. The decrease in gross margin reflects the lower margins associated with the companies acquired in 1998. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the levels of the Company's core businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $39.2 million compared to $34.1 million for the comparable period in 1998. Included in the prior year period is a special charge of $1.8 million related to non-cash stock compensation which did not recur in the current period. Excluding the impact of the special charge, selling, general and administrative expenses increased by $6.9 million during the nine months ended September 30, 1999 as compared to the corresponding period in the prior year. Increased selling, general and administrative costs in the residential segment account for approximately $4.6 million of the increase, including $1.8 million related to acquired companies not included for the comparable period in 1998 while the remainder is related to the increased sales volume at existing businesses. The extrusion business experienced increased selling, general and administrative costs of $0.6 million over the prior period, primarily attributable to acquisitions not included for the comparable period in 1998. Selling, general and administrative expenses for the commercial segment for the nine months ended September 30, 1999 increased $0.3 million over the same period in 1998. Additionally, approximately $1.4 million of the increase in selling, general and administrative expenses relates to increased corporate costs.

Income from Operations. Income from operations for the nine months ended September 30, 1999 was $7.1 million, compared with $5.4 million for the nine months ended September 30, 1998. Excluding the special charge of $1.8 million related to non-cash stock compensation in 1998, income from operations decreased $0.1 million in 1999. The decrease resulted primarily from increased costs at the corporate level, offset in part by increased income from operations in the residential and extrusion businesses.

Interest Expense. Net interest expense increased from $11.6 million for the nine months ended September 30, 1998 to $14.7 million for the nine months ended September 30, 1999. Included in the nine months ended September 30, 1999 is interest related to increased amounts outstanding under the Company's credit facility and the note payable to the former owners of Weather-Seal and increased amortization on deferred financing costs which were not included for the comparable period in 1998. Amortization of deferred financing costs increased $1.2 million from $0.5 million for the nine months ended September 30, 1998 to $1.7 million for the same period in 1999. The increase relates primarily to amortization on fees and expenses incurred in connection with the increase to the line of credit facility.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the nine months ended September 30, 1999 and 1998.

Net Loss. The Company's net loss increased $2.5 million to $8.7 million in 1999 from $6.2 million in 1998. The increase in net loss is attributable to the factors cited above.


Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 1999 was $1.2 million compared to $0.4 million for the nine months ended September 30, 1998. The increase over the prior period is primarily the result of increases in accounts receivable and inventories to support higher sales volume.

Net cash used in investing activities amounted to $3.8 million for the nine months ended September 30, 1999. Cash used in connection with Pending Acquisitions and for fixed asset additions totaled $0.8 million and $6.2 million, respectively, offset by proceeds of $3.2 million from the sale of property and equipment. Net cash used in investing activities for the nine months ended September 30, 1998 was $52.3 million of which approximately $48.2 million related to the acquisition of a business and $4.9 million, net, for capital expenditures, offset by $1.2 million in proceeds from the sale of a business.

Cash flows from financing activities for the nine months ended September 30, 1999 were $5.1 million and consisted primarily of $7.5 million in net borrowings on the Company's line-of-credit for capital expenditures and working capital needs. This was partially offset by payments on capital leases and deferred financing costs of $0.7 million and $1.7 million, respectively. Cash provided by financing activities for the nine months ended September 30, 1998 was $13.7 million and was comprised of $16.3 million in net borrowings on the line of credit offset by $1.9 million in payments for financing costs and payments on long-term debt and capital leases of approximately $0.7 million.


Credit Availability

During the second quarter, the Company's revolving credit facility was amended to increase the revolving loan commitment from $25 million to $35 million for a period of 90 days to assist with seasonal working capital needs. This seasonal increase returned to a $25 million commitment during the third quarter. Additionally, terms regarding certain restrictive covenants were amended to adjust minimum availability, permitted investments and sale/leaseback transactions. Costs associated with this increase included consent fees paid to bondholders and amendment fees. These financing costs were amortized over the life of the amendment during the second and third quarters, respectively. At September 30, 1999, the Company had $5.1 million available under the revolving credit facility.

The Company believes that cash flow from operations, availability under the revolving credit facility, proceeds from the sales of certain non-strategic assets and other financing arrangements will be sufficient to meet its anticipated requirements for working capital, capital expenditures and debt service requirements. The Company intends to use a portion of the proceeds from the anticipated sale of Taylor to fund the December 1, 1999 interest payment on the Senior Notes.

The Company intends to improve its overall capital structure through a combination of improved operating performance and access to capital markets to allow the Company to consummate acquisitions. Prospective acquisitions are expected to continue to play a strategic role in the Company's future to increase our competitiveness, enhance revenue and earnings growth and increase the total product capability. Future acquisitions are dependent on the Company's ability to obtain acceptable financing.

The Company is reviewing its operating and cost structure with the goal of achieving profitability and enhanced liquidity. Actions being evaluated include the consolidation of certain facilities, personnel reductions and the sale of certain non-strategic businesses and assets. While no formal decisions relating to the plans have been finalized, the Company may incur certain charges against future earnings as a result of any such plans. The costs of any such actions will be accrued when the decisions are formalized and can be reasonably estimated.

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

(2) Evaluation - This phase consists of determining what systems are "mission critical" and have the potential for business disruption if lost, and what systems are Year 2000 compliant. This phase has largely been completed, though the Company is constantly reviewing its degree of compliance.

(3) Remediation, Implementation and Testing - The Company is making modifications to those systems which have a Year 2000 issue. The remediation for these select systems is not significant to the overall operations of the Company. Some of these systems have been remediated and will be utilized on a go forward basis. The cost of this modification is not significant to the operations of the Company and is expected to be approximately $155,000. In addition to the Year 2000 compliance issue, and to allow the Company to achieve its overall operating strategy, management intends to enhance information technology by implementing an enterprise resource planning (ERP) system for those operating units that require significant upgrades. Each operating unit that is targeted for this strategic upgrade was prioritized for implementation. This prioritized list of operating units was then segregated into multiple installation phases, with each implementation phase having a specific implementation timeline. The Company believes that the first phase of implementation, including Year 2000 remediation and testing, has been completed for mission critical systems. To date, the Company has incurred $2.2 million of costs related to the ERP system and estimates costs to complete to be $0.2 million. In addition to addressing the Year 2000 issue, this management information system is expected to provide additional benefits well beyond Year 2000 compliance including the enhancement of the Company's overall information technology capabilities. As a result of the new ERP installation, certain modules of the present systems are being modified as a component of the installation.

(4) Contingency planning -The Company is developing a specific contingency plan for each business operation based on the unique aspects of each individual business, the degree of compliance, sophistication of information technology, an overall business assessment of third party issues, and other pertinent factors. The contingency plans also have specific year end activities which have been formulated on an as-needed basis including personnel on hand or on call during the critical period, minimum inventory for critical components, backup manual systems, if needed, and other tasks.

The Company believes the worst case scenario for suppliers would be that of some localized disruption of services which could affect certain operating units for a short period. While the Company's contingency plan is still being formulated, management believes that the response will be flexible, real-time and responsive to specific problems as they arise.

The total incremental spending by the Company relating to the Year 2000 issue is not expected to be material to operations, liquidity or capital resources. To date, the Company has incurred approximately $161,000 of costs and expects to incur an additional $65,000 during the remainder of 1999 for the Year 2000 issues. The Company did not incur any expenditures related to the Year 2000 issue before 1998. This amount is exclusive of the Company's expenditures related to the aforementioned ERP system. These costs are also exclusive of any costs associated with any contingency plans. Implementation of the Company's Year 2000 program is an ongoing process. Consequently, the costs estimated above and completion dates for the various components of the plan are subject to change.

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

While the Company believes its efforts are adequate to address its Year 2000 concerns, there is still the uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to its operations. For example, the lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could in some geographic areas pose impediments to our ability to carry on normal operations in the area or areas so affected.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $200,000, with a corresponding increase in loss before taxes of the same amount, for the nine months ended September 30, 1999. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at September 30, 1999 by category.

PART II -- OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.12h AMENDMENT NO. 8 TO CREDIT AGREEMENT dated as of October 15, 1999, among American Architectural Products Corporation, a Delaware corporation, Eagle & Taylor Company, a Delaware corporation, Forte, Inc. an Ohio corporation, Western Insulated Glass, Co., an Arizona corporation, Thermetic Glass, Inc., a Delaware corporation, Binnings Buildings Products, Inc., a Delaware corporation, Danvid Window Company, a Delaware corporation, Modern Window Corporation, a Delaware corporation, American Glassmith, Inc., a Delaware corporation, VinylSource, Inc., a Delaware corporation, American Weather-Seal Company, a Delaware corporation, Eagle Window & Door Center, Inc., a Delaware corporation, Denver Window Company, a Delaware corporation, AAPC One Acquisition Corporation, a Delaware corporation, AAPC Two Acquisition Corporation, a Delaware corporation, the institutions party to the Credit Agreement, and BankBoston, N.A. as agent.

     27   Financial Data Schedule

(b)  Reports on Form 8-K
     The Company did not file any reports on Form 8-K during the period.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION


Date: November 15, 1999                    /s/ Frank J. Amedia
                                           -----------------------------------
                                           Frank J. Amedia
                                           President & Chief Executive Officer


                                           /s/ Richard L. Kovach
                                           -----------------------------------
                                           Richard L. Kovach
                                           Chief Financial Officer