Form 10-K
period 1999-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2000-06-16
CIK 940034

         FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NUMBER: 0-25634

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                                DELAWARE                                                 87-0365268
                     (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
                     incorporation or organization)

                        3000 NORTHWEST 125TH ST.
                             MIAMI, FLORIDA                                                 33167
                (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code: (305) 681-0848

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                         $2,353,333 as of April 30, 2000

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

14,321,616 shares of Common Stock, $.001 par value, as of April 30, 2000. There are no other classes of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933: No documents are incorporated by reference.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

Item 1.        Business                                                                                             1
Item 2.        Properties                                                                                           4
Item 3.        Legal Proceedings                                                                                    5
Item 4.        Submission of Matters to a Vote of Security Holders                                                  5
Item 5.        Market for Registrant's Common Equity and Related Stockholders'
                 Matters                                                                                            6
Item 6.        Selected Financial Data                                                                              6
Item 7.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                              9
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                          15
Item 8.        Financial Statements and Supplementary Data                                                         16
Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                42
Item 10.       Directors and Executive Officers of the Registrant                                                  42
Item 11.       Executive Compensation                                                                              44
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                      47
Item 13.       Certain Relationships and Related Transactions                                                      48
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     50

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         American Architectural Products Corporation (the Company or AAPC) is principally engaged in the business of manufacturing and distributing residential and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company (ETC), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern), American Glassmith Corporation (American Glassmith), Denver Window Corporation (Denver), American Weather-Seal
Company (Weather-Seal) and TM Window & Door (TMWD). Western Insulated Glass, Co. (Western) and VinylSouce, Inc. (VinylSource) were subsidiaries at December 31, 1999 and were sold on March 1, 2000 and May 19, 2000, respectively. Forte, Inc. (Forte), also a subsidiary at the 1999 year end, was closed in May 2000. Forte was accounted for as a discontinued operations in the 1999 financial statements included in this Form 10-K.

         American Architectural Products, Inc. (AAP) was incorporated on June 19, 1996 and had no significant operations or assets until it acquired Eagle Window and Door, Inc. (Eagle) and Taylor Building Products Company (Taylor) on August 29, 1996. Eagle is based in Dubuque, Iowa and manufactures and distributes aluminum clad and all wood windows and doors. Taylor, a company which was sold during 1999 as discussed below, is based in West Branch, Michigan and manufactures entry and garage doors. AAP subsequently changed its name to Eagle & Taylor Company.

         On June 25, 1996, AAP's ultimate controlling stockholder acquired ownership of Mallyclad Corporation (Mallyclad) and Vyn-L Corporation (Vyn-L). Mallyclad and Vyn-L, which were sold in 1998 as discussed below, are based in Madison Heights, Michigan and process and manufacture vinyl clad steel and aluminum coils and cut-to-length sheets. On December 18, 1996, Mallyclad and Vyn-L were merged into AAP. Based on the control maintained by this stockholder over AAP, Mallyclad and Vyn-L, the merger was considered to be a transaction among companies under common control and was accounted for at historical cost in a manner similar to a pooling of interests.

         On December 18, 1996, pursuant to an Agreement and Plan of Reorganization dated October 25, 1996 (Agreement) between Forte Computer Easy, Inc. (FCEI) and AAP Holdings, Inc., the sole shareholder of AAP stock, FCEI acquired all of the issued and outstanding shares of capital stock of AAP in exchange for 1,000,000 shares of Series A Convertible Preferred Stock of FCEI (the Series A Preferred). Prior to December 18, 1996, FCEI had a single wholly owned operating subsidiary, Forte based in Youngstown, Ohio. Forte manufactures large contract commercial aluminum windows and security screen windows and doors. Under the terms of the Agreement and the Series A Preferred, AAP Holdings, Inc. obtained 60 percent of the voting control of FCEI including options to purchase additional shares. Although FCEI was the parent of AAP following the transaction, the transaction was accounted for as a recapitalization of AAP and a purchase by AAP of FCEI because the stockholders of AAP obtained a majority of the voting rights in FCEI as a result of the transaction.

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

         The Company has completed the following acquisitions during 1997, 1998 and 1999:


  COMPANY
  ACQUIRED                     DATE                       LOCATION                              PRODUCTS
-------------------------------------------------------------------------------------------------------------------------------

Western               March 14, 1997                Phoenix, AZ                  Residential aluminum windows and doors

Thermetic             July 18, 1997                 Toluca, IL                   Residential vinyl windows

Binnings              December 10, 1997             Lexington, NC                Residential  vinyl and  aluminum  windows and
                                                    Aventura, FL                 storm doors

Danvid                December 10, 1997             Carrollton, TX               Residential  aluminum  windows  and doors and
                                                                                 vinyl windows

American Glassmith    December 10, 1997             Columbus, OH                 Decorative glass lites and laminated glass

Modern                December 10, 1997             Oak Park, MI                 Residential vinyl windows and doors

VinylSource           January 23, 1998              Austintown, OH               Extruded vinyl window and door profiles

Denver                April 16, 1998                Denver, CO                   Residential specialty wood windows

Weather-Seal          June 12, 1998                 Barberton, OH                Residential  wood and vinyl windows and patio
                                                    Boardman, OH                 doors; aluminum extrusions
                                                    Norton, OH
                                                    Orrville, OH
                                                    Ottawa, OH
                                                    Winesburg, OH

TMWD                  October 1, 1999               Pompano Beach, FL            Residential   and   architectural    aluminum
                                                                                 windows and doors


         In December 1997, the Company consummated the offering of $125,000,000 of 11 3/4% Senior Notes due 2007 (the Notes). A portion of the proceeds of the Notes was used to finance the cash portions of the December 10, 1997 acquisitions discussed above as well as part of the purchase price for the 1998 acquisitions.

         In March 1998, the Company sold Mallyclad, a division of ETC, to a related party for approximately $1.1 million. The Company sold this division at its approximate book value, which approximated its fair market value, and therefore, recognized no gain or loss on the transaction.

         In October 1999, a fire at the Kreidel Plastics Extrusion plant of Weather-Seal destroyed a substantial portion of the assets, with an approximated book value of $2.3 million. The assets destroyed were fully insured. The Company does not plan to continue operations at this location.

         In December 1999, the Company sold Taylor, a subsidiary of ETC, for approximately $9.2 million. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. Additionally, the Company is leasing to the buyer certain real property. Under the terms of the sale agreement, the buyer is required to purchase the real property for $1.5 million (the approximate book value) within a period not to exceed nineteen months from the date of the sale provided certain conditions are met.

         In December 1999, the Company announced the discontinuance of its commercial business segment activities carried out through its wholly-owned subsidiary Forte. The Company completed its plan to exit this business in May 2000. Forte has been reflected as a discontinued operation in the accompanying financial statements.

         In February 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, receiving $4.5 million in cash and accepting a note receivable, at 8% interest, for $1.1 million. The Company expects to record a gain of approximately $3.6 million on the sale.

         In May 2000, the Company sold certain of the assets of VinylSource, including inventories and fixed assets, for cash of $6.3 million, which represents the approximate net book value of those assets.

DESCRIPTION OF BUSINESS

         American Architectural Products Corporation is a manufacturer and distributor of a broadly diversified line of windows, doors and related products (collectively, "fenestration products") designed to meet a variety of consumer demands in both the new construction and repair/remodel markets primarily for residential uses. The Company has been formed through the consolidation of a number of well-established fenestration companies, with varying manufacturing histories dating back to 1946.

         The Company distributes its products regionally throughout the United States under a number of well-established brand names that are recognized for their quality, value engineering and customer service, including "Eagle", "Modern-View", "Sumiglass", "Vinyline", "VinylView", "VinylSource", "Arlington", "Excel", "Binnings", "Danvid", "Western", "Encore" and "Weather-Seal". This brand name recognition and reputation have enabled the Company to establish long-lasting relationships with leading wholesalers, lumberyards, do-it-yourself home centers, architects and building contractors.

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

         The Company markets its products on a national basis, in all 48 contiguous states, through a sales force consisting of salaried and commissioned sales representatives. Divisional sales managers coordinate the marketing activities of the sales representatives. The sales representatives concentrate on serving the Company's one-step, two-step and direct sales functions with marketing, sales and service support.

PRODUCTS

         The Company's multiple product lines can generally be separated into the following product categories: (i) aluminum windows and doors; (ii) wood windows and doors; (iii) vinyl windows and doors; (iv) aluminum and vinyl extrusions and insulated glass; and (vi) other fenestration products.

         Aluminum Windows and Doors. The Company produces aluminum windows, including single/double hung, horizontal rolling, fixed light and specialty windows, at its Binnings, Danvid and TMWD facilities. In addition, during 1999, Western manufactured a full line of aluminum products designed for the luxury home market in Arizona, California and Nevada. Western's aluminum products included horizontal rolling windows, casement windows, arched configurations and window wall systems. Forte manufactured aluminum double-hung windows, projection windows and casement windows at its Youngstown, Ohio plant, which were primarily targeted for use in office buildings, schools and other non-residential buildings in the upper Midwest and mid-Atlantic states.

         Wood Windows and Doors. Eagle manufactures a full line of wood windows and doors, including aluminum-clad windows and doors, its primary product line. The Company's wood windows are preservative treated to withstand harsh weather conditions and are targeted at the higher priced segment of the residential window market. Eagle's products, which include casement and double hung windows, picture windows and geometrically shaped windows, are generally purchased for use in custom residential construction and renovation and for use in certain light commercial applications. The customer has the option of selecting from stained, primed, painted or unfinished interior surfaces and from a number of pre-finished exterior surfaces, certain of which are resistant to ultraviolet
(UV) ray degradation and salt spray. Eagle also produces wood patio doors and French doors for use in high-end custom residential new construction and renovation. Weather-Seal produces two types of exterior-clad wood windows. The "Cierra Grande" line is clad with pre-finished extruded aluminum and the wood interior is available unfinished or primed. Additionally, the Company has developed a new line of vinyl/wood composite windows which are marketed under the trade name "Arlington."

         Vinyl Windows and Doors. Thermetic and Modern manufacture vinyl replacement windows sold under the trade name "Vinyline" and vinyl windows and doors for use in new construction under the trade name "Modernview" and "VinylView." Vinyl windows manufactured by Binnings are sold throughout the Southeast as less expensive alternatives to wood windows. Danvid also manufactures vinyl windows that are sold primarily in the Southern and Southwestern U.S. Weather-Seal manufactures vinyl single-hung windows for the new construction market as well as three lines of double-hung windows, two targeted for the remodeling/replacement market under the trade names "Excel" and "Nu-Sash" and one targeted for the new construction market under the trade name "Astoria Pro". The Company's business strategy includes continued emphasis on expanding its vinyl fenestration products business through acquisitions and through internal growth.

         Aluminum and Vinyl Extrusions and Insulated Glass. The Company produces aluminum extrusions at the Miami, Florida location of Binnings and the Boardman and Norton locations of Weather-Seal and produced vinyl extrusions at VinylSource. The Company uses a significant portion of its aluminum and vinyl extrusion production to satisfy a portion of its manufacturing needs. Weather-Seal produces insulated glass units under a licensing agreement, using two fully automated "Intercept" insulated glass manufacturing lines. All of the insulated glass produced is used in the manufacture of other products.

         Other Fenestration Products. The Company's other fenestration products include aluminum storm windows and storm doors and decorative glass lites. American Glassmith designs, manufactures and assembles decorative glass lites for a variety of residential applications, including windows, doors, transoms, cabinets, and sidelites. The decorative glass lites are primarily distributed in the northern United States. American Glassmith also manufactures laminated glass which is sold under the Sumiglass trademark. Sumiglass products are distributed nationally and are used in a variety of applications, including doors, windows, sidelites, room partitions, office dividers, skylights and glass handrails. Forte manufactured a unitized security screen and window combination, designed to be functional and aesthetically pleasing, which it marketed to schools, institutions and other office buildings.

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

         In December 1999, the Company announced the discontinuance of its commercial business. The Company initiated a plan to exit this business by May 2000. Accordingly, 1998 and 1997 segment disclosures have been restated to eliminate the commercial segment.

ITEM 2. PROPERTIES

         The Company's principal manufacturing facilities and administrative offices are located at the following sites as of April 30, 2000:

                                          SIZE                                   PRODUCTS MANUFACTURED/SERVICES PERFORMED
             LOCATION                  (SQ. FT.)          OWNED/LEASED
-------------------------------------------------------------------------------------------------------------------------------

American Glassmith                            60,000         Leased         Decorative glass lites and laminated glass
Columbus, OH                                                                products; administration

Binnings                                     268,000         Owned          Vinyl windows, aluminum windows and storm windows
Lexington, NC                                                               and doors; administration

Binnings/ Corporate Headquarters             190,000         Leased         Aluminum windows; patio doors; aluminum
Miami, FL                                                                   extrusions; distribution; corporate administration

Danvid                                       169,000         Leased         Aluminum windows and doors; vinyl windows;
Carrollton, TX                                                              administration

Eagle                                        320,000         Owned          Wood windows and doors and aluminum-clad windows
Dubuque, IA                                                                 and doors; administration

Forte                                        156,000         Owned          Aluminum windows and security windows, screens
Youngstown, OH                                                              and doors; administration

Thermetic                                     70,000         Owned          Vinyl windows and doors; administration

Toluca, IL

TMWD                                          84,000         Leased         Aluminum windows and doors; administration
Pompano Beach, FL

VinylSource                                  163,000         Leased         Vinyl window and door profiles;  vinyl extrusions;
Austintown, OH                                                              administration

Weather-Seal                                  36,000         Owned          Administration
Barberton, OH

Weather-Seal                                 110,000         Owned          Aluminum extrusion; anodizing and fabrication
Boardman, OH

Weather-Seal                                 150,000         Owned          Aluminum extrusions; painting and fabrication
Norton, OH

Weather-Seal                                  96,000         Owned          Vinyl windows; administration
Orrville, OH

Weather-Seal                                  52,000         Owned          Insulated glass manufacturing
Orrville, OH

Weather-Seal                                   5,200         Owned          Truck repair
Orrville, OH

Weather-Seal                                 325,000         Leased         Wood windows and doors; warehouse
Ottawa, OH

Weather-Seal                                 110,000         Owned          Vinyl windows and doors
Winesburg, OH

Administrative Office                          6,400         Leased         Corporate administration
Boardman, OH
                                    -----------------

Total                                      2,370,600
                                    =================


         The Company also operates eleven distribution centers in Florida and one each in Colorado, Iowa and Michigan. Management believes the Company's manufacturing, distribution and administrative facilities are sufficient to meet its current needs.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         The shares of common stock of the Company are not listed on any exchange. The following table represents the range of high and low bid prices for each quarter commencing January 1, 1998 through April 30, 2000 as reported by the Nasdaq OTC Bulletin Board market. These quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                  PERIOD                                                                    HIGH         LOW
                  ------                                                                    ----         ---

         1998
           1st Quarter                                                                     $4.625       $2.750
           2nd Quarter                                                                      5.750        3.750
           3rd Quarter                                                                      7.625        3.813
           4th Quarter                                                                      4.938        2.125
         1999
           1st Quarter                                                                     $4.000       $2.063
           2nd Quarter                                                                      4.750        2.130
           3rd Quarter                                                                      3.125        1.688
           4th Quarter                                                                      2.188        0.562
         2000
           1st Quarter                                                                     $1.156       $0.562
           2nd Quarter (through April 30, 2000)                                             0.937        0.562


         There were approximately 440 holders of record of the common shares of the Company as of December 31, 1999. The Company has never paid dividends on its outstanding common shares. The current Board of Directors of the Company does not presently intend to implement a policy regarding the payment of regular cash dividends on the common shares and it is unlikely that dividends will be paid on the common shares in the immediate future. The Board of Directors will review this policy from time to time depending on the financial condition of the Company and other factors that the Board of Directors may consider appropriate in the circumstances. In addition, the ability of the Company to pay dividends is limited by the terms of the Company's bank credit facility and the Indenture dated December 10, 1997 to which the Company and its subsidiaries are parties. As of December 31, 1999, options and warrants to purchase a total of 2,474,494 shares of the Company's common stock were outstanding, including options issued to AAPH to purchase up to 707,655 shares.

         During 1998, the Board of Directors agreed to extend the expiration date of various options and warrants to acquire Common Stock which were beneficially owned by certain directors and executive officers of the Company. See "Item 13 - Certain Relationships and Related Transactions." Other than the extended expiration date, all terms and conditions of these options and warrants remained unchanged. The Company did not receive cash proceeds in connection with any such extension. The beneficial owners of all such options and warrants were executive officers or directors of the Company whom the Company believes acquired such options and/or warrants for investment purposes and not with a view to the distribution thereof or the distribution of the underlying securities. To the extent the extension of any such options or warrants constitutes an issuance of new securities under the Securities Act of 1933, as amended (the "Securities Act"), such issuance was deemed to be exempt from registration under the Securities Act pursuant to the exemption from registration set forth in Section 3(a)(9) and Section 4(2) thereof or pursuant to the provisions of Regulation D promulgated thereunder.


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company and its predecessors for the five years ended December 31, 1999. The selected financial data for the Company for 1997, 1998 and 1999 were derived from the audited consolidated financial statements of the Company for the years ended December 31, 1997, 1998 and 1999, included elsewhere in this filing. The selected financial data for the Company for 1996 was derived from the audited consolidated financial statements for the period from June 19, 1996 (inception) through December 31, 1996, not included elsewhere in this filing. The historical financial data for the Predecessors for 1996 and 1995 were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company and the audited combined financial statements of Mallyclad Corporation and Vyn-L Corporation that are not included in this filing.

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements along with the notes thereto of the Company, included elsewhere in this filing.



                                           Predecessors (1)                           The Company (2), (3)
                                        -----------------------    ------------------------------------------------------------

                                           1995        1996            1996           1997           1998            1999
                                        ----------- -----------    -------------- -------------- -------------- ---------------
                                                           (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Sales                                      $76,955     $41,887           $25,249        $91,694       $253,831        $313,976
Cost of sales                               71,164      35,430            19,027         70,700        198,860         260,177
                                        ----------- -----------    -------------- -------------- -------------- ---------------
Gross profit                                 5,791       6,457             6,222         20,994         54,971          53,799
Selling,  general &  administrative
   expenses                                 12,983       7,440             4,060         16,670         44,286          52,940
Asset impairment                                --          --                --             --             --          13,930
Restructuring charge                           840          --                --             --             --              --
                                        ----------- -----------    -------------- -------------- -------------- ---------------
Income (loss) from operations               (8,032)       (983)            2,162          4,324         10,685         (13,071)
Interest expense, net                        1,755       1,143               756          3,370         14,616          17,695
Other expense, net                             299         480                 5             66          1,426           4,400
                                        ----------- -----------    -------------- -------------- -------------- ---------------
Income   (loss)   from   continuing
   operations  before  income taxes
   and extraordinary item                  (10,086)     (2,606)            1,401            888         (5,357)        (35,166)
Income tax provision (benefit)              (3,578)       (908)              640           (390)            --              --
                                        ----------- -----------    -------------- -------------- -------------- ---------------
Income   (loss)   from   continuing
   operations  before  discontinued
   operations   and   extraordinary
   item                                     (6,508)     (1,698)              761          1,278         (5,357)       (35,166)
Loss from  discontinued  operations (4)         --          --                --         (2,053)        (3,487)       (11,977)
Extraordinary  item,  net of income
   tax benefit of $282                          --          --                --           (484)            --              --
                                        ----------- -----------    -------------- -------------- -------------- ---------------
Net income (loss)                          $(6,508)    $(1,698)             $761        $(1,259)       $(8,844)       $(47,143)

Basic  income   (loss)  per  common
   share from continuing operations                                        $0.10          $0.10         $(0.39)         $(2.49)
Discontinued operations (4)                                                   --          (0.16)         (0.25)          (0.85)
Extraordinary item                                                            --          (0.04)            --              --
                                                                   -------------- -------------- -------------- ---------------
Basic  income   (loss)  per  common
 share                                                                     $0.10         $(0.10)        $(0.64)         $(3.34)

Weighted   average   common  shares
   outstanding, basic                                                  7,884,000     12,982,000     13,785,000      14,095,000
Diluted  income  (loss)  per common
   share from continuing operations                                        $0.09          $0.10         $(0.39)         $(2.49)
Discontinued operations (4)                                                   --          (0.16)         (0.25)          (0.85)
Extraordinary item                                                            --          (0.04)            --              --
                                                                   -------------- -------------- -------------- ---------------
Diluted  income  (loss)  per common
   share                                                                   $0.09         $(0.10)        $(0.64)         $(3.34)
Weighted   average   common  shares
   outstanding, diluted                                                8,160,000     12,982,000     13,785,000      14,095,000

OTHER DATA:
Depreciation & amortization                 $3,392      $2,698              $442         $2,009         $8,723         $12,067
Capital expenditures                         2,621       1,683               429          1,522          6,764           6,648

                                                Predecessors (1)                        The Company (2,3)

                                               ----------------    ----------------------------------------------------

                                                    1995                1996          1997        1998        1999
                                               ----------------    --------------- ----------- ----------- ------------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                      $           861     $         985   $   40,152  $      108  $        56
Total assets                                            26,629            42,744      158,324     186,512      157,072
Working capital (deficit)                               (9,736)              176       61,472      14,955        6,745
Long-term debt and capital leases (5)                       --            17,533      126,518     134,155      136,772
Stockholders' equity (deficit)                          (3,969)            4,277        5,581      (1,429)     (47,574)




(1) Selected financial data for the Predecessors for 1995 were derived from the audited combined financial statements of Eagle and Taylor for 1995 and the audited combined financial statements of Mallyclad and Vyn-L for the year ended November 30, 1995. Selected financial data for the predecessors for 1996 were derived from the audited combined financial statements of Eagle and Taylor for the period January 1, 1996 through August 29, 1996, and the audited combined financial statements of Mallyclad and Vyn-L for the period December 1, 1995 through June 30, 1996.

       Mallyclad and Vyn-L reported net sales of $4.0 million and $1.9 million for 1995 and the period December 1, 1995 through June 30, 1996, respectively; Mallyclad and Vyn-L reported net loss of $120,000 and $12,000 for those same periods. Because the operating results and financial position of Mallyclad and Vyn-L do not materially impact the financial data of the Predecessors on a combined basis, financial data of Mallyclad and Vyn-L have not been presented separately in the above table.

(2) For financial reporting purposes, the Company represents AAPC after giving effect to the series of transactions described below.

       ETC was formed in June 1996. Effective June 25, 1996, ETC's ultimate controlling shareholder acquired Mallyclad and Vyn-L. Subsequently, on December 18, 1996, Mallyclad and Vyn-L were merged into ETC. Based on the control maintained by this shareholder, the merger was considered a transaction among companies under common control and, accordingly, accounted for at the shareholder's historical cost and included in the accounts of ETC effective June 25, 1996.

       Effective August 29, 1996, ETC acquired Eagle and Taylor. The acquisition was accounted for as a purchase with the assets acquired and the liabilities assumed recorded at estimated fair values and the results of operations included in ETC's financial statements from the date of acquisition.

       Effective December 18, 1996, ETC acquired and combined with FCEI. The acquisition was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed by ETC were recorded at their estimated fair values and the results of FCEI's operations and included in the financial statements of ETC from the date of the acquisition. The merged entity subsequently changed its name to American Architectural Products Corporation (AAPC).

       For the purposes of presenting the selected financial data, Eagle and Taylor, and Mallyclad and Vyn-L are considered to be the Predecessors and their financial data are presented on a combined basis. Because the operating results and financial position of Mallyclad and Vyn-L do not materially impact the financial data of the Predecessors on a combined basis, financial data of Mallyclad and Vyn-L have not been presented separately in the above table. The financial data for the period after the acquisitions are presented on different cost bases than the financial data before the acquisitions and, therefore, are not comparable.

(3) Selected financial data for the Company for 1996, 1997, 1998 and 1999 were derived from the audited financial statements of the Company for the period from June 19, 1996 (inception) through December 31, 1996, and the audited financial statements for the years ended December 31, 1997, 1998 and 1999. The 1996, 1997, 1998 and 1999 financial statements include the operations of acquired businesses from the respective dates of acquisition as detailed in Item 7. - Management's Discussion and Analysis of Financial Analysis of Financial Condition and Results of Operations.

(4) Represents discontinuance of the Company's commercial business segment as described in Note 18 to the consolidated financial statements.

(5) Includes current and long term portion of long term debt and capitalized leases, excludes revolving lines of credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Since December 1996, the Company has consummated the following acquisitions:

               COMPANY ACQUIRED                                DATE
               Western                               March 14, 1997
               Thermetic                             July 18, 1997
               Binnings                              December 10, 1997
               Danvid                                December 10, 1997
               American Glassmith                    December 10, 1997
               Modern                                December 10, 1997
               VinylSource                           January 23, 1998
               Denver Window                         April 16, 1998
               Weather-Seal                          June 12, 1998
               TMWD                                  October 1, 1999

         The above acquisitions were accounted for as purchases, with the purchase prices allocated among the assets acquired and liabilities assumed based on their estimated fair market values, and the results of their operations were included in the consolidated financial statements of the Company from the respective dates of acquisitions.

         In 1999, the Company again achieved record sales levels, resulting from the inclusion of acquired companies and from internal sales growth in the Company's residential businesses. The Company continued, however, to incur net losses and, in response, began the planning and implementation of a series of actions to improve the Company's operating results as it enters the next century.

         In the third quarter of 1999, the Company initiated the first phase of its cost reduction program, which is aimed at improving operating results by $3 million annually. This program included a corporate wide study of all operational and administrative functions. The program will result in material and supply cost savings, a more efficient production labor force, the reduction or elimination of certain corporate and divisional functions and administrative cost containments in areas such as professional services, travel and human resources.

         Additionally, in the fourth quarter of 1999, the Company initiated the downsizing and move of its corporate office to significantly reduce or eliminate certain redundancies with divisional operations and to position the Company geographically where its highest growth is expected. The Company expects to reduce corporate costs by approximately $3 million, annually, as a result of this move through reduced salaries and related benefits, administrative overhead and travel and related costs.

         In October 1999, the Company, through its wholly owned subsidiary, Binnings Building Products, acquired TM Window & Door, Inc., a manufacturer of aluminum windows and patio doors sold primarily throughout the southern part of the United States, for approximately $6.0 million, of which approximately $3.4 million was paid in 1998. This acquisition was strategic for the Company as it expanded current customer relationships and gives the Company the ability to better market entire residential packages in that marketplace.

         In December 1999, the Company sold Taylor Building Products, its only manufacturer of steel entry doors and garage door panels, and a non-core business in relation to the other residential platforms, for approximately $9.2 million, receiving $6.8 million in cash and accepting a non-interest bearing note receivable for $2.4 million. The Company recorded a gain of approximately $0.6 million on the sale.

         In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte, Inc. The operating results of this business have continually declined and the Company implemented a plan to discontinue operations by May 2000. The Company is currently seeking a buyer for the assets of the business. Forte has been recorded as a discontinued operation in the accompanying financial statements for 1999 and prior years. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

         In March 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, receiving $4.5 million in cash and accepting a note receivable, at 8% interest, for $1.1 million. The Company expects to record a $3.6 million gain on the sale. Additionally, Western signed a distributorship agreement with the Company for the right to distribute certain AAPC products.

         In May 2000, the Company sold certain of the assets, including inventories and all the fixed assets, of VinylSource for approximately $6.3 million in cash, the approximate book value of those assets. The sale of these assets is consistent with the Company's plan to divest non-core assets and focus on core business and distribution strategies.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         Net Sales. Net sales increased by $60.2 million to $314.0 million in 1999 as compared to $253.8 million in 1998. The increase reflects $33.5 million of sales volume relating to the acquisitions of VinylSource, Weather-Seal and TMWD which were not included for a comparable period in 1998, partially offset by $1.5 million of sales in 1998 not included for a comparable period in 1999 relating to Taylor, which was sold in December 1999. Internal growth at the Company's other businesses accounted for $28.2 million of the sales increase. Excluding the impact of acquisitions and divestitures, the Company's residential segment experienced $24.2 million of growth, primarily in its aluminum clad wood and vinyl window lines as a result of higher volumes generated by stronger customer relationships, new customer additions and an improved product offering mix. The extrusion segment experienced internal growth of $4.0 million over 1998 primarily as a result of expansion in its aluminum business in the southern part of the country.

         Cost of Sales. Cost of sales increased to $260.2 million, representing 82.9% of net sales, from $198.9 million, or 78.3% of net sales, in 1998. The increase principally results from $28.6 million in additional costs associated with the acquisitions that were not included for a comparable period of 1998, net of the Taylor divestiture included in 1998 but not for a comparable period of 1999. The remaining increase of $32.7 million resulted from residential and extrusion segment increases of $25.3 million and $7.4 million, respectively. The residential segment cost of sales increases resulted from the sales volume increases in the aluminum clad wood and vinyl businesses, as well as from higher material and labor costs in the Company's aluminum businesses in the south and southwestern part of the United States. Additionally, in these aluminum businesses, the Company incurred incremental costs for the move and setup of a large manufacturing facility and experienced inefficiencies with the initial production in the new facility. The extrusion segment increases reflect a shift in product mix to higher cost content products and an impairment charge of $1.3 million for inventory at its vinyl extrusion facility. Both of these segments also incurred significant costs associated with training, inefficiencies and consulting on a new computer system.

         Gross Profit. Gross profit for the year ended December 31, 1999 was $53.8 million, representing a decrease of $1.2 million from 1998. Gross profit attributable to the inclusion of the acquisitions not included for a comparable period of 1998, net of the Taylor divestiture not included for a comparable period of 1999, amounted to $3.3 million. The Company's other businesses recorded a $4.5 million decline in gross profit, reflecting higher material and labor costs at the Company's southern and southwestern aluminum fabrication and vinyl extrusion businesses and incremental costs associated with the manufacturing move discussed above, offset in part by growth in its other businesses. The Company's gross margin declined from 21.7% in 1998 to 17.1% in 1999. This decline reflects the lower margins resulting from the 1998 acquisitions being included for the entire period in 1999 and higher costs in the Company's southern and southwestern businesses. Although the Company has achieved improved margins for certain of the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $66.9 million in 1999 from $44.4 in 1998. Included in this increase is $13.9 million relating to non cash asset impairment charges recorded in 1999 (see Note 9 to the consolidated financial statements). Additionally, acquisitions not included for a comparable period of 1998, net of the Taylor divestiture not included for a comparable period of 1999, contributed $3.0 million of the increase. The remaining $5.6 million of the increase results from $5.6 million and $0.7 million of increases in the residential and extrusion segments, respectively, related primarily to their sales growth and increased costs in the southern and southwestern aluminum businesses, offset in part by a $0.7 million decrease in corporate costs resulting from the Company's cost reduction initiatives.

         Operating Income (Loss) from Continuing Operations. The Company recorded an operating loss from continuing operations of $13.1 million in 1999 as compared with income of $10.7 million in 1998. This $23.8 million decrease consists largely of the $15.2 million non cash asset impairment charges discussed above. The remaining decrease of $8.6 million reflects lower income from the Company's aluminum and vinyl residential window businesses in the south and southwest and its extrusion businesses, offset in part by higher operating income in its aluminum-clad wood business coupled with lower corporate costs.

         Interest Expense. Interest expense for the years ended December 31, 1999 and 1998 was $17.7 million and $15.3 million, respectively. The increased interest expense reflects higher levels of debt required to support operations, as well as the 1998 acquisitions for a full year. Additionally, the Company increased its line-of-credit facility to $35 million for a period of ninety days in 1999 and incurred additional costs of $1.0 million in connection with this increase.

         Other Income (Expense). Other income (expense) increased from a net expense of $0.8 million in 1998 to $4.4 million in 1999 as a result of the write-off of a higher amount of abandoned acquisition and financing costs and a $1.2 million loss to reduce property held for sale to its net realizable value. These higher costs were offset in part by a gain of approximately $0.6 million on the sale of Taylor.

         Income Taxes. The Company established a full valuation allowance on its tax benefit in 1999.

         Loss from Discontinued Operations. Loss from discontinued operations was $12.0 million in 1999 as compared with $3.5 million in the prior year. The Company recorded no tax benefit on the losses. The loss in 1999 included $5.0 million loss from operations, a $6.0 million estimated loss on disposal to reduce fixed assets and inventories to their estimated net realizable values and a $1.0 million provision for losses incurred from the measurement date to date of abandonment. The Company is actively seeking a purchaser for the assets of this business.


COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         Net Sales Net sales increased by $162.1 million to $253.8 million in 1998 as compared to $91.7 million in 1997. The increase is primarily the result of the inclusion of $154.8 million of net sales for acquisitions not included for a comparable period of 1997. Growth in the Company's existing residential segment accounted for a significant portion of the remaining $7.3 million increase, as a result of higher volumes generated by stronger customer relationships, new customer additions and an improved product offering mix. The extrusion segment had no significant revenues until the acquisition of Binnings in December 1997 and VinylSource in January 1998.

         Cost of Sales. Cost of sales increased to $198.9 million, representing 78.3% of net sales, from $70.7 million, or 77.1% of net sales, in 1997. The increase principally results from $124.9 million in additional costs associated with the acquisitions which were not included for a comparable period of 1997. The remaining increase of $3.3 million related primarily to the residential segment sales volume increases.

         Gross Profit. Gross profit for the year ended December 31, 1998 was $55.0 million, representing an increase of $34.0 million from 1997. Gross profit attributable to the inclusion of the acquisitions not included for a comparable period of 1997 amounted to $29.9 million. The remaining $4.1 million increase in gross profit resulted primarily from the Company's residential segment sales increases. The decline in its gross profit margin from 22.9% in 1997 to 21.7% in 1998 reflects the lower margins associated with the 1998 acquisitions. Although the Company has achieved improved margins for the 1998 acquisitions in post-acquisition operations, their margins have not yet reached the margins of the Company's core businesses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $44.4 million in 1998 from $16.7 in 1997. Amounts related to the inclusion of the acquisitions not included for a comparable period of 1997 amounted to $21.6 million. Additionally, a non-cash charge of $1.8 million was recorded in 1998 related to stock based compensation. The remainder of the $27.7 million increase is attributable to the Company's volume increases in its residential segment and increased costs associated with the larger corporate structure of the Company.

         Operating Income (Loss) from Continuing Operations. Income from continuing operations increased $6.4 million to $10.7 million in 1998 from $4.3 million in 1997. The increase is attributable to income from the acquired companies not included for a comparable period of 1997 and increases in the residential segment offset in part by increased corporate costs.

         Interest Expense. Interest expense for the years ended December 31, 1998 and 1997 was $15.3 million and $3.4 million, respectively. The increased interest expense reflects higher levels of debt required to support the acquisitions and is due to a full year of interest on the Senior Notes, interest related to the $25 million line of credit facility and interest related to the $7.5 million note issued by the Company in connection with the Weather-Seal acquisition. Prior to the issuance of the Senior Notes in December 1997, the Company had approximately $34 million in debt bearing interest at a weighted average rate of approximately 9.7%.

         Other (Income) Expense. Other expense was $1.4 million in 1998. The increase over the prior year was primarily the result of writing off costs associated with unconsummated acquisitions and financing.

         Income Taxes. The Company established a full valuation allowance on its tax benefit in 1998. The Company recorded a tax benefit of $0.4 million in 1997 on a net loss before extraordinary items of $0.9 million, resulting in a tax benefit at an effective tax rate of 33.8%.

         Loss from Discontinued Operations. Loss from discontinued operations was $3.5 million in 1998 as compared with $2.1 million in 1997. The Company recorded no income tax benefit on these losses. The loss increased as the business continued to struggle with low sales volumes and manufacturing problems and inefficiencies.



LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 31, 1997, 1998 and 1999, the Company's principal sources of funds consisted of cash generated from operations, sale of assets and various financings. Prior to December 1997, the Company financed the majority of its acquisitions through secured senior debt facilities and subordinated debt. In December 1997, the Company issued $125,000,000 of 11 3/4% Senior Notes (the Notes) due in 2007. The net proceeds of the Notes of approximately $118.5 million were used to repay existing debt, finance acquisitions, provide working capital and fund general corporate expenses.

         Approximately $33.8 million of the net proceeds of the Notes were used to repay indebtedness under then existing debt agreements, including prepayment penalties. The weighted-average interest rate of the indebtedness repaid on December 10, 1997 was 9.7%. In addition, the Company used approximately $47.8 million, $13.3 million and $15.9 million of the net proceeds to pay the cash portions of the purchase price for the acquisitions consummated on December 10, 1997, the acquisition of VinylSource in January 1998 and the acquisition of Weather-Seal in June 1998, respectively. In June 1998, the Company secured a revolving credit facility of $25 million to complete the acquisition of Weather-Seal, fund working capital needs and finance future acquisitions. During 1999, the Company increased its revolving credit facility from $25 million to $35 million for a period of ninety days to support working capital needs during its peak season. At December 31, 1999, the Company had $1.7 available under this facility.

         The Company's principal liquidity requirements are for debt service requirements under the Notes, the note issued in connection with the Weather-Seal acquisition and revolving credit facility and for working capital needs and capital expenditures. The Company's annual principal and interest debt service requirements, including capital lease obligations, increased from $16.7 million in 1998 to $20.9 million in 1999 due to the increased average amounts outstanding under the Company's revolving credit facility in 1999.

         Cash provided by operating activities was $4.0 million and $10.8 million for the years ended December 31, 1997 and 1998, respectively. Cash used by operating activities amounted to $4.8 million in 1999. The decrease in cash from operations for 1999 over the prior year reflects the decline in operating results discussed above. Working capital remained relatively constant between 1998 and 1999. The Company's working capital requirements for inventory and accounts receivable are impacted by changes in raw material costs, the availability of raw materials, growth of the Company's business and seasonality. As a result, such requirements may fluctuate significantly.

         Capital expenditures for the years ended December 31, 1997, 1998 and 1999 were $1.5 million, $6.8 million and $6.6 million, respectively. Capital outlays included manufacturing equipment and computer software and hardware. In 1999, the Company generated cash of $6.8 million from the sale of Taylor and $2.2 million from the sale and leaseback of the Ottawa, Ohio production facility. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company's operating subsidiaries. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities.

         The Company made cash payments of $2.6 million relating to acquisitions in 1999. This compares to $49.8 million and $52.9 million in 1998 and 1997, respectively. In March 1998, the Company sold its Mallyclad division to a related party for $1.1 million in cash and, in December 1999, the Company sold its Taylor division for $9.2 million in total, $6.8 million of which was cash.

         Cash payments on long term debt and capital lease obligations were $1.3 million for the year ended December 31, 1999 compared to $0.7 million for the year ended December 31, 1998 and $18.8 million for the year ended December 31, 1997. Net activity on the Company's lines of credit resulted in sources of cash of $10.8 million and $6.7 million in 1999 and 1998, respectively, and uses of cash of $13.3 million in 1997. The Company generated gross proceeds of $125.0 million from the issuance of the Notes in December 1997. In addition, the Company paid approximately $6.1 million, $2.1 million and $1.7 million in related fees and expenses associated with debt financing in the years ended December 31, 1997, 1998 and 1999, respectively.

         The financial statements included in this document have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. For the fiscal years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Additionally, the Company is required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment of approximately $9.2 million in proceeds from the sale of Taylor is required by September 3, 2000, which is 270 days after the sale. Furthermore, in the fourth quarter of 1999 and the first quarter of 2000, the Company failed to meet certain covenants required under its line of credit facility relating to fixed charge coverage ratios and minimum EBITDA levels, but obtained waivers from its lenders. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its debt agreements, to obtain additional financing or refinancing as may be required and ultimately, to attain profitability. To generate cash flow sufficient to meet its requirements, the Company is contemplating financing transactions, which may be in addition to its current debt structure or restructure of that debt and the continued sale of certain non-core assets. Management can give no assurance that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligations will be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

         The Company is exploring various alternatives, including possible restructuring of certain of its outstanding indebtedness. While there can be no assurance that the Company will proceed with a restructuring of its indebtedness, any such restructuring may involve the conversion of debt to equity or other similar transactions which could result in material and substantial dilution to existing holders of the Company's equity securities.

         The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date would constitute an Event of Default under the indenture. The Company did not make the interest payment on June 1, 2000, and based on factors including the status of the alternative financing transactions discussed above, it is uncertain whether the Company will make the interest payment within 30 days thereafter. A default in the Company's obligations to pay interest on the Notes would trigger defaults under other indebtedness of the Company (including its revolving credit facility) and would likely have a material adverse effect on the Company and the market value of its securities.

         The Company performed an impairment analysis for certain of its long-lived assets, including goodwill, in the fourth quarter of 1999 on a unit-by-unit basis by assessing cash flows for those assets on the same basis. Assumptions used in this analysis included an extensive review of each unit's forecast in the years subsequent to 1999, based in part on current business and industry conditions, and applied moderate inflation rates to all costs and revenue figures in future years. Based on this analysis, the Company recorded impairment charges of $14.5 million in 1999 relating to its northern residential vinyl window manufacturing facility and its vinyl extrusion facility.

SEASONALITY

         The Company's business is seasonal since its primary revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions of the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse impact on the demand for fenestration products. Traditionally, the Company's lowest sales levels usually occur during the first and fourth quarters. The Company believes that its acquisitions in the southwestern and southeastern United States minimize the risk to the Company for potentially unusual inclement weather conditions in the midwest and the northeast. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital requirements are usually at their highest level during the second and third quarters.

CYCLICALITY

         Demand in the fenestration industry is influenced by new home construction activity and the demand for replacement products. Trends in the housing sector directly impact the financial performance of the Company. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, consumer confidence, consumer credit, interest rates and migration of the inter/intra U.S. population have a direct impact on the Company. Any declines in new housing starts and/or demand for replacement products may adversely impact the Company and there can be no assurance that any such adverse effects would not be material.

INFLATION AND RAW MATERIAL COSTS

         During the past several years, the rate of inflation has been relatively low and has not had a significant impact on the Company's operations. However, the Company purchases raw materials, such as aluminum, wood, vinyl and glass, that are subject to fluctuations in price that may not reflect the general rate of inflation, and are more closely tied to the supply of and demand for the particular commodity. Specifically, there have been periods of significant and rapid changes in aluminum prices, with a concurrent short-term impact on the Company's operating margins. In some cases, generally where the increases have been modest, the Company has been able to mitigate the effect of these price increases over the long-term by passing them on to customers.

YEAR 2000

         In readying for 2000 compliance, the Company engaged in a comprehensive four phase project which included an inventory of systems, an evaluation of each system's mission, remediation including implementation and testing and contingency planning. The Year 2000 rollover date passed with no apparent disruptions experienced by the Company's systems and processes. The Company has not experienced any Year 2000 related problems with its customers, suppliers, business partners or governmental associates. The Company is prepared to implement contingency plans should any disruptions occur.

         As of December 31, 1999, the Company had incurred approximately $150,000 related to the Year 2000 rollover and does not expect to incur any additional significant costs in 2000. The Company incurred significant costs in 1998 and 1999 as a part of the implementation of new systems, principally for business improvement rather than Year 2000 compliance, at certain of its facilities and accordingly, certain of these costs were capitalized.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements in the Annual Report on Form 10-K are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in the Annual Report on Form 10-K that are not strictly historical statements, including (without limitation) statements regarding current or future financial performance, management's plans and objectives for future operations, financing opportunities, product plans and performance, management's assessment of market factors and statements regarding the strategy and plans of the Company, constitute forward-looking statements. These forward-looking statements are not guarantees of the Company's future performance and are subject to a number of risks and uncertainties that could cause the Company's actual results in the future to materially differ from the forward-looking statements. These risks and uncertainties include, without limitation, the risks described herein and in the Company's other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's web site at http://www.sec.gov.

ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

         The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and promissory note to former parent. If the market rates for short-term borrowings increased by 1%, the impact would be an interest expense increase of $0.3 million with the corresponding decrease of income before taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and year-end variable rate debt balances by category. The Company is not subject to interest rate risk on its $125 million 11 3/4% Senior Notes since these notes bear interest at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                    PAGE
HISTORICAL FINANCIAL STATMENTS                                                                                      ----
AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
  Report of Independent Certified Public Accountants                                                                   17
  Report of Independent Auditors                                                                                       18
  Consolidated Balance Sheets at December 31, 1998 and 1999                                                            19
  Consolidated Statements of Operations for the years ended December 31, 1997,
  1998 and 1999                                                                                                        21
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1998 and 1999                                                                                     22
  Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1998 and 1999                                                                                                        23
  Notes to Consolidated Financial Statements                                                                           24


FINANCIAL STATEMENT SCHEDULES
   Schedule II - Valuation and Qualifying Accounts                                                                     41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
American Architectural Products Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of American Architectural Products Corporation for the year ended December 31, 1997. We have also audited the schedule, for the year ended December 31, 1997, listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 18 to the consolidated financial statements, in December 1999 the Board of Directors of the Company approved a plan to discontinue its commercial business segment. Operations and cash flows for the year ended December 31, 1997 have been reclassified to discontinued operations in the accompanying consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Architectural Products Corporation for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




                                                                BDO SEIDMAN, LLP


Troy, Michigan
February 26, 1998, except as to Note 18, as to which the date is June 15, 2000

                         Report of Independent Auditors


The Board of Directors and Shareholders
American Architectural Products Corporation

We have audited the accompanying consolidated balance sheets of American Architectural Products Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years ended December 31, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements for the year ended December 31, 1997 were audited by other auditors whose report dated February 26, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Architectural Products Corporation at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for 1999 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, is highly leveraged and has deficit in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                ERNST & YOUNG LLP

June 2, 2000

Akron, Ohio

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                               DECEMBER 31
                                                                                        1998                1999
                                                                                   ----------------    ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $       108,000     $        56,000
   Accounts receivable, less allowance
     for doubtful accounts of $887,000 and $1,299,000                                   26,813,000          30,278,000
   Accounts receivable - related parties                                                        --             452,000
   Inventories                                                                          30,779,000          28,659,000
   Prepaid expenses and other current assets                                             1,049,000           2,756,000
   Assets of discontinued operations, net                                                2,963,000           3,384,000
   Assets held for sale                                                                         --           5,984,000
                                                                                   ----------------    ----------------
TOTAL CURRENT ASSETS                                                                    61,712,000          71,569,000
                                                                                   ----------------    ----------------
PROPERTY AND EQUIPMENT
   Land and improvements                                                                 5,222,000           1,538,000
   Buildings and improvements                                                           21,133,000          17,473,000
   Machinery, tools and equipment                                                       47,096,000          41,183,000
   Computers and office equipment                                                        7,799,000           8,326,000
                                                                                   ----------------    ----------------
                                                                                        81,250,000          68,520,000
   Less accumulated depreciation                                                        (7,984,000)        (14,719,000)
                                                                                   ----------------    ----------------
NET PROPERTY AND EQUIPMENT                                                              73,266,000          53,801,000
                                                                                   ----------------    ----------------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $1,841,000
     and $2,587,000                                                                     30,999,000          22,902,000
   Deferred financing costs, net of accumulated
     amortization of $729,000 and $2,601,000                                             6,485,000           5,598,000
   Assets of discontinued operations, net                                                9,004,000                  --
   Other, net of accumulated amortization of $243,000 and $480,000                       5,046,000           3,202,000
                                                                                   ----------------    ----------------
TOTAL OTHER ASSETS                                                                      51,534,000          31,702,000
                                                                                   ----------------    ----------------
                                                                                   $   186,512,000     $   157,072,000
                                                                                   ================    ================

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                                                                               DECEMBER 31
                                                                                        1998                1999
                                                                                   ----------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Revolving line-of-credit                                                         $  12,447,000       $  23,260,000
   Accounts payable - trade                                                            17,182,000          22,277,000
   Payable to seller for purchase price adjustment                                      1,972,000           1,463,000
   Accrued Expenses
     Compensation and related benefits                                                  5,556,000           5,010,000
     Current portion of warranty obligations                                            2,779,000           2,370,000
     Other                                                                              5,999,000           8,770,000
   Current portion of capital lease
      obligations                                                                         822,000           1,239,000
   Current maturities of long-term debt                                                        --             435,000
                                                                                   ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                              46,757,000          64,824,000
Long-term debt, less current maturities                                               132,500,000         132,519,000
Long-term capital lease obligations,
   less current portion                                                                   833,000           2,579,000
Accrued warranty obligations, less current portion                                      3,337,000           2,177,000
Other                                                                                   4,514,000           2,547,000
                                                                                   ----------------    ----------------
TOTAL LIABILITIES                                                                     187,941,000         204,646,000
                                                                                   ----------------    ----------------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                                              --                  --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                                              --                  --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 13,533,004 and 14,321,616
     shares outstanding                                                                    14,000              14,000
   Additional paid-in capital                                                           8,144,000           9,142,000
   Retained deficit                                                                    (9,587,000)        (56,730,000)
                                                                                   ----------------    ----------------
TOTAL STOCKHOLDERS' DEFICIT                                                            (1,429,000)        (47,574,000)
                                                                                   ----------------    ----------------
                                                                                     $186,512,000        $157,072,000
                                                                                   ================    ================



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 YEAR ENDED DECEMBER 31,
                                                                     1997                 1998                1999
                                                               -----------------     ---------------     ---------------

Net Sales                                                      $   91,694,000        $   253,831,000      $  313,976,000
Cost of Sales                                                      70,700,000            198,860,000         260,177,000
                                                               -----------------     ---------------     ---------------
GROSS PROFIT                                                       20,994,000             54,971,000          53,799,000
Selling Expense                                                     6,763,000             22,306,000          27,330,000
Non-cash Stock Compensation                                            68,000              1,833,000                  --
Asset Impairment                                                           --                     --          13,930,000
General and Administrative Expenses                                 9,839,000             20,147,000          25,610,000
                                                               -----------------     ---------------     ---------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                  4,324,000             10,685,000         (13,071,000)
                                                               -----------------     ---------------     ---------------
Other Income (Expense)
   Interest expense                                                (3,370,000)           (15,285,000)        (17,695,000)
   Interest income                                                         --                669,000                  --
   Acquisition and Financing Costs                                         --             (1,087,000)         (2,325,000)
   Miscellaneous                                                      (66,000)              (339,000)         (2,075,000)
                                                               -----------------     ---------------     ---------------
Total Other Income (Expense)                                       (3,436,000)           (16,042,000)        (22,095,000)
                                                               -----------------     ---------------     ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX BENEFIT AND EXTRAORDINARY ITEM                          888,000             (5,357,000)        (35,166,000)
Deferred Income Tax Benefit                                          (390,000)                    --                  --
                                                               -----------------     ---------------     ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            1,278,000             (5,357,000)        (35,166,000)
LOSS FROM DISCONTINUED OPERATIONS                                  (2,053,000)            (3,487,000)        (11,977,000)
EXTRAORDINARY ITEM - Loss on extinguishment
   of debt, net of income tax benefit of
     $282,000                                                        (484,000)                    --                  --
                                                               -----------------     ---------------     ---------------
NET LOSS                                                       $   (1,259,000)       $    (8,844,000)    $  (47,143,000)
                                                               =================     ===============     ===============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
   Continuing operations                                       $          .10        $          (.39)    $        (2.49)
   Discontinued operations                                               (.16)                  (.25)              (.85)
   Extraordinary item                                                    (.04)                    --                 --
                                                               -----------------     ---------------     ---------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $         (.10)       $          (.64)    $        (3.34)
                                                               =================     ===============     ===============




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999




                                                PREFERRED STOCK            PREFERRED
                                                   SERIES A                 SERIES B               COMMON STOCK        ADDITIONAL
                                                   --------                 --------               ------------          PAID-IN
                                              SHARES      AMOUNT       SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL
                                              ------      ------       -----       ------       ------       ------      -------

Balance, December 31, 1996                  1,000,000      $1,000           --           --    4,860,580       $5,000  $3,679,000
Conversion of preferred stock, Series A
   to common stock                         (1,000,000)     (1,000)          --           --    7,548,632        7,000      (6,000)
Issuance of shares to an officer                   --          --           --           --      171,842           --          --
Issuance of preferred stock, Series B              --          --        4,250           --           --           --     500,000
Issuance of warrants to purchase common            --          --           --           --           --           --     121,000
   stock
Conversion of preferred stock, Series B
   to common stock                                 --          --       (4,250)          --      108,810           --          --
Issuance of common stock options in
   exchange for services                           --          --           --           --           --           --      68,000
Issuance of shares in connection with
   acquisitions                                    --          --           --           --      768,615        1,000   1,949,000
Discount on conversion of Series B
   Preferred, treated as dividends                 --          --           --           --           --           --          --
Net loss for the year                              --          --           --           --           --           --          --
                                            ----------- ------------ ----------- ----------- ------------- ----------- ------------
Balance, December 31, 1997                         --          --           --           --   13,458,479       13,000   6,311,000
Non-cash stock compensation                        --          --           --           --           --           --   1,833,000
Conversion of options and warrants
   to common stock                                 --          --           --           --       74,525        1,000          --
Net loss for the year                              --          --           --           --           --           --          --
                                            ----------- ------------ ----------- ----------- ------------- ----------- ------------
Balance, December 31, 1998                         --          --           --           --   13,533,004       14,000   8,144,000
ISSUANCE OF SHARES IN CONNECTION
   WITH ACQUISITIONS                               --          --           --           --      789,044           --     998,000
CANCELLATION OF SHARES                             --          --           --           --         (432)          --          --
NET LOSS FOR THE YEAR                              --          --           --           --           --           --          --
                                            ----------- ------------ ----------- ----------- ------------- ----------- ------------
BALANCE, DECEMBER 31, 1999                         --   $      --           --   $       --   14,321,616   $   14,000  $9,142,000
                                            =========== ============ =========== =========== ============= =========== ============


                                                                                            TOTAL
                                                                           RETAINED     STOCKHOLDERS'
                                                                           EARNINGS        EQUITY
                                                                           (DEFICIT)      (DEFICIT)
                                                                           ---------    -------------
Balance, December 31, 1996                                                   $591,000     $4,276,000
Conversion of preferred stock, Series A
   to common stock                                                                 --             --
Issuance of shares to an officer                                                   --             --
Issuance of preferred stock, Series B                                              --        500,000
Issuance of warrants to purchase common                                                      121,000
   stock
Conversion of preferred stock, Series B
   to common stock                                                                 --             --
Issuance of common stock options in
   exchange for services                                                           --         68,000
Issuance of shares in connection with
   acquisitions                                                                    --      1,950,000
Discount on conversion of Series B
   Preferred, treated as dividends                                            (75,000)       (75,000)
Net loss for the year                                                      (1,259,000)    (1,259,000)
                                                                          ------------ ----------------
Balance, December 31, 1997                                                   (743,000)     5,581,000
Non-cash stock compensation                                                                1,833,000
Conversion of options and warrants
   to common stock                                                                             1,000
Net loss for the year                                                      (8,844,000)    (8,844,000)
                                                                          ------------ ----------------
Balance, December 31, 1998                                                 (9,587,000)    (1,429,000)
ISSUANCE OF SHARES IN CONNECTION
   WITH ACQUISITIONS                                                                         998,000
CANCELLATION OF SHARES                                                                            --
NET LOSS FOR THE YEAR                                                     (47,143,000)   (47,143,000)
                                                                          ------------ ----------------
BALANCE, DECEMBER 31, 1999                                                $(56,730,000)$ (47,574,000)
                                                                          ============ ================

          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            1997                1998                1999
                                                                        --------------     ---------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                                $     794,000      $   (5,357,000)    $  (35,166,000)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Extraordinary loss on extinguishment debt                                406,000                  --                 --
     Depreciation                                                           1,436,000           6,379,000          8,545,000
     Amortization                                                             573,000           2,344,000          3,522,000
     (Gain) Loss on sale of property and equipment                            (45,000)            308,000          1,247,000
     Gain on sale of business                                                      --                  --           (589,000)
     Loss on acquisition and financing costs                                       --           1,087,000          2,325,000
     Non-cash stock compensation                                               68,000           1,833,000                 --
     Asset impairment                                                              --                  --         15,213,000
     Deferred income taxes                                                   (672,000)                 --                 --
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                     (470,000)         (4,205,000)        (4,760,000)
     Advances to affiliates                                                   329,000             135,000                 --
     Inventories                                                            1,144,000           1,578,000           (676,000)
     Prepaid and other current assets                                        (144,000)            548,000         (1,156,000)
     Other assets                                                              76,000            (861,000)        (2,225,000)
     Accounts payable                                                      (1,311,000)          6,870,000          6,192,000
     Accrued expenses and other liabilities                                 1,797,000             104,000          2,686,000
                                                                        --------------     ---------------    -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         3,981,000          10,763,000         (4,842,000)
                                                                        --------------     ---------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of property and equipment                         131,000             853,000          3,400,000
     Purchase of property and equipment                                    (1,522,000)         (6,764,000)        (6,648,000)
     Proceeds from the sale of business                                            --           1,084,000          6,699,000
     Acquisitions of businesses, net of cash acquired                     (52,900,000)        (49,831,000)        (2,585,000)
                                                                        --------------     ---------------    -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (54,291,000)        (54,658,000)           866,000
                                                                        --------------     ---------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit              (13,275,000)          6,685,000         10,813,000
     Proceeds from long-term debt                                         127,095,000                  --                 --
     Payments for debt issue costs                                         (6,053,000)         (2,069,000)        (1,707,000)
     Payments on long-term debt and capital lease
      obligations                                                         (18,766,000)           (689,000)        (1,326,000)
     Issuance of common and preferred
      stock and capital contributions                                         496,000                  --                 --
                                                                        --------------     ---------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  89,497,000           3,927,000          7,780,000
                                                                        --------------     ---------------    -----------------
CASH FLOWS PROVIDED BY (USED IN)  CONTINUING OPERATIONS                    39,187,000         (39,968,000)         3,804,000
CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                      (20,000)            (76,000)        (3,856,000)
                                                                        --------------     ---------------    -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       39,167,000         (40,044,000)           (52,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                985,000          40,152,000            108,000
                                                                        --------------     ---------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  40,152,000      $      108,000     $       56,000
                                                                        ==============     ===============    =================


          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Business and Basis of Presentation

         American Architectural Products Corporation (AAPC or the Company) is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly-owned subsidiaries, Eagle & Taylor Company (ETC - formerly known as American Architectural Products, Inc.,
AAP), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern), American Glassmith Corporation (American Glassmith), Denver Window Corporation (Denver), American Weather-Seal Company (Weather-Seal) and TM Window & Door
(TMWD). Western Insulated Glass, Co. (Western) and VinylSource, Inc. (Vinylsource) were subsidiaries at December 31, 1999 and were sold in March 2000 and May 2000, respectively.

         In December 1999, the Company announced the discontinuance of its commercial business segment activities carried out through its wholly-owned subsidiary Forte, Inc. (Forte). The Company completed its plan to exit this business in May 2000. Forte has been reflected as a discontinued operation in the accompanying financial statements and, accordingly, unless otherwise stated, the accompanying notes for all years presented exclude amounts related to this discontinued operation.

         At a special stockholders' meeting held on April 1, 1997, Forte Computer Easy, Inc. (FCEI) stockholders approved the reincorporation of FCEI in Delaware. Consequences of the reincorporation plan included the change of FCEI's name to American Architectural Products Corporation; an increase in the authorized common stock of the Company to 100,000,000 shares; a 1 for 10 reverse stock split of the Company's common stock; the conversion of 1,000,000 shares of Series A Preferred held by AAP Holdings, Inc. into 7,548,632 shares of common stock; and the issuance of 171,842 shares of common stock to an officer to satisfy a commitment of the Company. The reincorporation did not result in any substantive change to the Company's business, assets, liabilities, net worth or operations, nor did it result in any change in the ownership interest of any stockholder of the Company. The number of shares and per share amounts in the accompanying financial statements give retroactive recognition to the changes in capital structure for all periods presented.

         Principles of Consolidation

         The consolidated financial statements include the accounts of AAPC and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

         Fair Values of Financial Instruments

         The carrying amounts of accounts receivable, payables and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of the revolving credit facility and the subordinated seller note approximate fair value as both bear interest at variable rates. The fair value of the senior notes approximated $36,000,000 at December 31, 1999, which was estimated based on quoted market prices.

         Revenue Recognition

         The Company operates in two industry segments: residential fenestration products and extrusion products. Revenues from the residential and extrusion businesses are recorded upon the shipment of product to the customer.

         Cash Equivalents

         Cash equivalents are highly liquid investments with original maturity of three months or less when purchased.

         Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

         The Company is principally engaged in the business of manufacturing residential windows and doors. Therefore, its customer base is concentrated in the construction business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company grants credit to customers based on an evaluation of their financial condition and generally does not require collateral. Provisions for losses from credit sales have been recognized in the financial statements.

         Bargaining Agreements

         At December 31, 1999, approximately 160 of the Company's 3,200 employees were covered under collective bargaining agreements. 61 employees were covered under an agreement expiring in February 2000 which was subsequently extended to August 2000. The remaining employees are covered under agreements set to expire in April 2002 and October 2002.

         Inventories

         Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

         Property and Equipment

         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives in years:

         Buildings and improvements                                  20-25
         Machinery and equipment                                      7-10
         Computers and office equipment                                3-7
         Tools, dies and fixtures                                      3-7


         Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease, which approximates the useful life of the underlying asset, and is included with depreciation expense.

         Costs in Excess of Net Assets Acquired

         Costs in excess of net assets acquired is being amortized over periods ranging from 20 to 25 years using the straight-line method.

         Long-Lived Assets

         The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying values, the assets are adjusted to their fair values. The Company evaluates the recoverability of long-lived assets by comparing the assets carrying value with their estimated fair values using either a discounted cash flow analysis or net realizable value approach, as appropriate. In December 1999, the Company recorded charges of $5.3 million and $9.2 million, respectively, to reduce the carrying value of assets at its northern residential vinyl window manufacturing facilities and at its vinyl extrusion facility to their estimated fair values (see Note 9). Also, in December 1999, the Company recorded a charge of $0.7 million in connection with its evaluation of computer software that is no longer being implemented at two locations (see Note 9).

         Deferred Financing Costs

         Costs to obtain financing have been capitalized and are being amortized using the straight-line method over the term of the underlying debt, ranging from three to ten years.

         Warranty Obligations

         Certain of the Company's subsidiaries sell their products with limited warranties generally ranging from one to ten years. Accrued warranty obligations are estimated based on claims experience and levels of production. Warranty obligations estimated to be satisfied within one year are classified as current liabilities in the accompanying consolidated balance sheets.

         Income Taxes

         The income tax provision is computed using the liability method. Deferred taxes are recorded for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities.

         Advertising

         The cost of advertising is charged against income as incurred. Advertising expense was $948,000, $1,921,000 and $2,536,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

         Reclassifications

         Certain amounts reported in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.



2.       ACQUISITIONS AND DIVESTITURES

         Acquisition of Western

         In March 1997, the Company acquired all of the stock of Western. Western is based in Phoenix, Arizona and manufactures custom residential aluminum windows and doors. The acquisition was accounted for as a purchase. The purchase price approximated $2,400,000 and was allocated to net assets acquired based on estimated fair values including current assets of $1,976,000, property and equipment of $961,000, and current liabilities of $735,000. Costs in excess of net assets acquired of $198,000 was recorded and is being amortized over 25 years. The accounts of Western are included in the accompanying consolidated financial statements from the acquisition date. In March 2000, the Company sold Western (see Note 21).

         Acquisition of Thermetic

         In July 1997, the Company acquired all of the stock of Thermetic, a Toluca, Illinois manufacturer of residential vinyl windows. The acquisition was accounted for as a purchase. The purchase price approximated $4,500,000 and was allocated to net assets acquired based on estimated fair values including current assets of $1,700,000, property and equipment of $2,100,000, current liabilities of $1,400,000 and long-term liabilities of $2,100,000. Costs in excess of net assets acquired of $4,200,000 was recorded and is being amortized over 25 years. The accounts of Thermetic are included in the accompanying consolidated financial statements from the acquisition date. Additionally, under the terms of the purchase agreement, stock valued at $1.0 million was issued to the former owner of Thermetic in January 1999. This was accounted for as additional purchase price and was recorded as goodwill.

         Acquisitions of Binnings, Danvid, American Glassmith and Modern

         In December 1997, the Company acquired all of the outstanding stock of Binnings, and substantially all of the assets of Danvid, American Glassmith, and Modern, collectively the "Acquisitions." Binnings, located in Lexington, North Carolina, manufactures residential vinyl windows and aluminum windows and storm doors. Danvid, located in Carrollton, Texas, manufacturers and installs residential aluminum windows and doors and vinyl windows. American Glassmith, located in Columbus, Ohio, manufactures decorative glass lites and laminated glass. Modern, located in Oak Park, Michigan, manufactures residential vinyl windows and doors. Each of these acquisitions was accounted for as a purchase. The purchase prices and allocation of these purchase prices are as follows:

                                                                                                      MODERN &
                                                                                                      AMERICAN
                                                                BINNINGS              DANVID          GLASSMITH
                                                                --------              ------          ---------

PURCHASE PRICE                                                $ 26,934,000        $  19,597,000       $  5,630,000
                                                              ==============      ===============     ==============
ALLOCATION
   Current assets                                             $ 12,846,000        $   5,343,000       $  2,526,000
   Property and equipment                                       14,569,000            1,949,000          2,765,000
   Other assets                                                    157,000            2,151,000             50,000
   Current liabilities                                           4,498,000            3,048,000            907,000
   Long-term liabilities                                         1,313,000            2,151,000            342,000
                                                              --------------      ---------------     --------------
NET ASSETS ACQUIRED                                           $ 21,761,000        $   4,244,000       $  4,092,000
                                                              ==============      ===============     ==============
EXCESS OF PURCHASE PRICE OVER
   FAIR VALUE OF NET ASSETS ACQUIRED                          $  5,173,000        $  15,353,000       $  1,538,000
                                                              ==============      ===============     ==============


         The accounts of the Acquisitions were included in the Company's consolidated financial statements from the acquisition date. The Acquisitions were financed primarily with a portion of the proceeds from the issuance of $125,000,000 of 11 3/4% Senior Notes (the "Notes") due on December 1, 2007 (see
Note 7).

         Acquisition of VinylSource

         In January 1998, the Company acquired, for cash, substantially all of the assets of the vinyl division of Easco Corporation, an Austintown, Ohio manufacturer of vinyl extrusions for the fenestration industry. The Company operates the facility through its wholly-owned subsidiary VinylSource. The purchase price approximated $13,420,000 and was allocated to net assets acquired based on estimated fair market values including current assets of $4,654,000, property and equipment of $9,762,000, other assets of $111,000 and current liabilities of $1,107,000. The accounts of VinylSource are included in the Company's consolidated financial statements from the acquisition date. In May 2000, the Company sold certain of the assets of VinylSource (see Note 21).

         Divestiture of Mallyclad

         In March 1998, the Company sold Mallyclad, a division of ETC, to a related party for approximately $1,100,000. The Company sold this division, a manufacturer of vinyl laminates for steel and aluminum consumer and commercial customers, at its approximate basis and, therefore, recognized no gain or loss on the transaction.

         Acquisitions of Blackhawk & Denver

         In January and April 1998, respectively, the Company acquired, for cash, substantially all of the assets of Blackhawk and Denver. The acquisitions were accounted for as purchases. The purchase prices approximated $621,000 and were allocated to net assets acquired based on estimated fair values including current assets of $355,000, property and equipment of $211,000 and current liabilities of $242,000. Costs in excess of net assets acquired of $297,000 was recorded and is being amortized over 25 years. The accounts of Blackhawk and Denver are included in the Company's consolidated financial statements from the acquisition dates.

         Acquisition of American Weather-Seal

         In June 1998, the Company acquired substantially all of the assets of the Weather-Seal division of Louisiana-Pacific Corporation. The acquisition was accounted for as a purchase with the purchase price of $40,800,000 allocated to net assets acquired based on estimated fair market values including current assets of $13,800,000, property and equipment of $31,400,000, current liabilities of $3,500,000 and long-term liability of $900,000. The acquisition was financed with $16,600,000 in borrowings from the Company's line-of-credit facility, $7,500,000 in a subordinated seller note and the remainder with cash. The accounts of Weather-Seal are included in the Company's consolidated financial statements from the acquisition date.

         Acquisition of TM Window & Door

         In October 1999, the Company acquired, through its wholly-owned subsidiary Binnings, substantially all of the assets of TMWD. The acquisition was accounted for as a purchase with the purchase price of $6.0 million allocated to the net assets acquired based on estimated fair market values including current assets of $2.5 million, property and equipment of $1.5 million and current liabilities of $1.2 million. Costs in excess of net assets acquired of $2.0 million were recorded and are being amortized over 20 years. The accounts of TMWD are included in the Company's consolidated financial statements from the acquisition date.

         Divestiture of Taylor

         In December 1999, the Company sold Taylor Building Products, Inc. (Taylor), a subsidiary of ETC, for approximately $9.2 million. Taylor is a manufacturer of steel entry doors and garage door panels. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. (See Note 5)

         Pro Forma Financial Information

         The following unaudited pro forma information has been prepared assuming that the acquisitions of VinylSource, Denver, Weather-Seal and TMWD (collectively, the Completed Acquisitions) and the divestitures of Mallyclad and Taylor had occurred on January 1, 1998 and January 1, 1999. The pro forma information includes adjustments for financing associated with the above noted acquisitions, as well as adjustments to selling, general and administrative expenses for changes in compensation expense for certain officers of the Completed Acquisitions, adjustments to depreciation expense based on the estimated fair market value of the property and equipment acquired, amortization of cost in excess of net assets acquired arising from the acquisitions, and adjustments for income taxes. The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions or divestitures been made on the dates indicated or the results that may be obtained in the future.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      1998                1999
                                                                                 ----------------    ----------------

Net sales                                                                        $  261,826,000      $  295,740,000
Operating income (loss) from continuing operations                                    5,453,000         (16,199,000)
Loss from continuing operations                                                     (12,220,000)        (37,907,000)
Basic and diluted net loss per common share - continuing operations              $        (0.89)     $        (2.69)

3.       GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Additionally, the Company is required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment related to the sale of Taylor is required by September 3, 2000, which is 270 days after the sale. Furthermore, as described in Note 6, the Company was in violation of certain of its covenants under the line of credit facility as of December 31, 1999 and March 31, 2000 but has obtained waivers for its violations.

         The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date would constitute an Event of Default under the indenture. The Company did not make the interest payment on June 1, 2000, and, based on factors including the status of the alternative financing transactions discussed above, it is uncertain whether the Company will make the interest payment within 30 days thereafter. A default in the Company's obligations to pay interest on the Notes would trigger defaults under other indebtedness of the Company (including its revolving credit facility) and would likely have a material adverse effect on the Company and the market value of its securities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The Company is contemplating financing transactions to generate cash flow sufficient to meet its requirements. These financing transactions may include additional debt, or a restructuring of current debt, and the continued sale of certain non-core assets. Management can give no assurance that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligations will be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its debt agreements, to obtain additional financing or refinancing as may be required and ultimately to attain profitability.

4.       INVENTORIES:

         Inventories consisted of the following:

                                                                                               DECEMBER 31,
                                                                                          1998               1999
                                                                                     ----------------   ---------------

   Raw materials                                                                     $  15,599,000      $  16,283,000
   Work-in-process                                                                       3,460,000          4,372,000
   Finished goods                                                                       11,720,000          8,004,000
                                                                                     ----------------   ---------------
                                                                                       $30,779,000        $28,659,000
                                                                                     ================   ===============


5.       ASSETS HELD FOR SALE

         In the fourth quarter, the Company moved its Binnings extrusion and manufacturing operations from Aventura, Florida into a newly leased 190,000 square foot facility in Miami, Florida. The Aventura facility is owned by the Company and the Company is currently attempting to sell the facility. The Company booked a loss, including estimated costs to sell, to reduce this property to its estimated net realizable value.

         As part of the agreement on the sale of Taylor, the Company retained the real property, however, the buyer is required to purchase it within a period not to exceed nineteen months provided certain conditions are met. The Company expects to sell this property to the buyer at its approximate net book value of $1.5 million in the second quarter of 2000.



6.       REVOLVING LINE-OF-CREDIT:

         In June 1998, the Company secured a revolving credit facility of up to $25 million. The facility has a three year term, is secured by substantially all of the assets of the Company and bears interest based on the Company's election of either a LIBOR based rate or an alternative rate based on the bank's rate in effect. In addition, the bank charges a 3/8% commitment fee on the unused portion of the revolving credit facility. The level of revolving loans is limited by the provisions of the agreement to a percentage of eligible accounts receivable and inventories. At December 31, 1999, the interest rate being charged was 8.4% and the Company had $1.7 million available under the facility.

         The revolving credit facility requires the Company to meet a number of covenants which include a minimum amount of availability at certain stated times, minimum quarterly fixed charge coverage ratios, minimum quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) figures and maximum quarterly capital expenditure outlays. The Company was in violation of meeting the fixed charge coverage ratio of 1.10 to 1 for the fourth quarter of 1999 and the first quarter of 2000. Also, in the fourth quarter of 1999, the Company failed to meet its minimum EBITDA covenant of $6.1 million. The Company obtained waivers from its lender releasing it from its requirement to meet these thresholds for the fourth quarter of 1999 and the first quarter of 2000.

         In May 1999, the Company, with the consent of the Notes bondholders, amended its revolving credit facility to increase the loan commitment from $25 million to $35 million for a 90 day period, through August 1999, to assist the Company with seasonal working capital needs. Fees of approximately $1.0 million were incurred related to the consent and amendment which were capitalized and amortized over the term of the amendment.

7.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                                    1998                 1999
                                                                              -----------------    -----------------

   11-3/4% senior notes, due 2007                                             $   125,000,000      $   125,000,000
   Subordinated unsecured promissory note to
     former parent of acquired business, due January 1, 2001 with interest payable semi-annually at LIBOR plus 4.5% to 4.75% (11.0% at December 31,
     1999 based on LIBOR plus 4.5%)                                                 7,500,000            7,500,000
   Other                                                                                   --              454,000
                                                                              -----------------    -----------------
                                                                                  132,500,000          132,954,000
   Less current portion                                                                    --              435,000
                                                                              -----------------    -----------------
                                                                                 $132,500,000         $132,519,000
                                                                              =================    =================


         In December 1997, the Company issued $125,000,000 of 11 3/4% Senior Notes. The Notes are senior unsecured obligations of the Company and will mature on December 1, 2007. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998 (see Note 3). The Notes are unconditionally guaranteed by each of the Company's subsidiaries and by each subsidiary acquired thereafter.

         Except as set forth below, the Company may not redeem the Notes prior to December 1, 2002. On or after December 1, 2002, the Company may redeem the Notes, in whole or in part, at any time, at redemption prices declining from 105% of the principal amount in 2002 to 100% of the principal amount in 2005 and thereafter, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to December 1, 2000, the Company may use the cash proceeds of one or more public equity offerings, subject to certain requirements, to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 110% of the principal amount to be redeemed, together with accrued and unpaid interest.

         The provisions of the Notes limit the amounts of additional indebtedness the Company and its subsidiaries can incur unless the Company meets certain consolidated coverage ratios as defined in the Notes. Notwithstanding this restriction, the Company was permitted to incur secured indebtedness of $25 million (See Note 6). Other covenants of the Notes include, but are not limited to, limitations on restricted payments, as defined, such as payment of dividends, repurchase of the Company's capital stock, redemption of subordinated obligations, certain investments, in addition to limitations on sale/leaseback transactions, affiliate transactions and mergers or consolidations.

         In connection with its acquisition of TMWD, the Company assumed various notes with vendors. The terms of these notes include interest rates at 8.0% and maturity dates ranging from May 2000 to March 2001.

         The approximate maturities of long-term debt are as follows: 2000 -- $435,000; 2001 -- $7,519,000; 2002 -- $0; 2003 -- $0; 2004 -- $0; and thereafter
- $125,000,000.

         In connection with the repayment of existing indebtedness from the proceeds of the Notes in 1997, the Company recognized as expense deferred financing costs related to the existing indebtedness and incurred a prepayment penalty resulting in an extraordinary loss of $484,000 ($.04 per share), net of related income tax benefits of $282,000.

8.       COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         Certain leased assets are capitalized and consist of computer and delivery equipment and the Ottawa, Ohio manufacturing facility with a cost of $2,818,000 and $5,216,000 at December 31, 1998 and 1999, respectively.
Accumulated amortization related to these leased assets was $852,000 and $1,652,000 at December 31, 1998 and 1999, respectively.

         The Company also leases buildings and equipment under operating leases.

         At December 31, 1999, the future minimum lease payments under operating and capital leases are as follows:

                                                        OPERATING              CAPITAL
                                                        LEASES                 LEASES
                                                        ------------------     --------------

   2000                                                 $       4,292,000      $  1,318,000
   2001                                                         4,476,000           703,000
   2002                                                         4,193,000           215,000
   2003                                                         3,530,000           198,000
   2004                                                         2,695,000           163,000
   Thereafter                                                   1,436,000         1,897,000
                                                        -----------------         ---------
     Total                                              $      20,622,000         4,494,000
                                                        ================
   Less amount representing interest                                                676,000
                                                                                    -------
   Net present value                                                              3,818,000
   Less current portion                                                           1,239,000
                                                                                  ---------
   Long-Term Capital Lease Obligations                                          $ 2,579,000
                                                                                ===========


         Rental expense incurred for operating leases was $844,000, $2,848,000, and $4,153,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

         During May 1999, the Company entered into an agreement with Putnam County Community Improvement Corporation for the sale and leaseback of its Ottawa, Ohio manufacturing facility. The Company has the option at any time during the 7 year term of the lease to buy the property back at the then principal lease obligation amount. As a part of the agreement the Company has guaranteed minimum average employment levels at the facility over the lease term. The Company has the option to extend the lease under similar terms for a period of three years. The gain on the sale, which approximated $128,000, was deferred and is being recognized over the life of the capital lease.

         Litigation

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is currently expected to have a material effect on its business, results of operations or financial condition.

9.       IMPAIRMENT LOSSES

         In December 1999, as a result of continuing operating losses and underperformance at several of its operating divisions, the Company performed an evaluation of estimated future undiscounted cash flows for one of its northern residential vinyl window manufacturing facilities and its vinyl extrusion facility. As a result of these analyses, impairment losses of $5.3 million and $9.2 million, respectively, were recorded to reduce the carrying value of those assets to their estimated fair values. These non-cash charges included write-downs of $5.1 million to goodwill, $1.3 million to inventory (included in cost of goods sold) and $8.1 million to fixed assets.

         Additionally, in December 1999, the Company abandoned its plans to implement new software at two of its facilities. Accordingly, approximately $0.7 million of capitalized project costs related to this project were charged to expense.

10.      BENEFIT PLANS:

         All eligible nonunion employees of the Company participate in 401(k) plans which include provisions for Company matching contributions. Expenses incurred relating to these plans were $399,000, $2,263,000 and $4,377,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

11.      STOCKHOLDERS' EQUITY (DEFICIT):

         Series A Preferred Stock

         The Series A Preferred is voting preferred stock and has the same number of votes as the number of shares of common stock into which the Series A Preferred would be convertible if converted in full on the record date.

         No dividends may be paid with respect to the common stock unless a dividend is paid to the holders of the Series A Preferred. Any dividends paid are required to be allocated pro rata among the holders of the common stock and Series A Preferred as though the Series A Preferred had been converted in full to common stock on the dividend payment date. During 1997, all of the Series A preferred shares issued were converted to common stock.

         Series B Preferred Stock

         In 1997, the Company received proceeds of $425,000 from the private placement of 4,250 shares of Series B Cumulative Redeemable Convertible Preferred Stock (the Series B Preferred). The Series B Preferred accrues cumulative dividends at the annual rate of $8.00 per share commencing July 1, 1998, payable either in cash or common stock at the election of the Company. Each share of Series B Preferred is convertible, at the option of the holder, into shares of common stock. The redemption price of $100 per share of Series B Preferred plus any cumulative unpaid dividends can be used to purchase shares of common stock at market value. However, a discount from the quoted market price of common stock was applicable for holders exercising conversion rights prior to August 31, 1997 and the discounts were accounted for as dividends to the holders. During 1997, all of the Series B preferred shares issued were converted to common stock.

         Stock Warrants

         In April and June 1997, the Company issued promissory notes with detachable stock warrants to accredited investors for proceeds totaling $450,000. The warrants, which were to expire in one year, granted the note holders the right to purchase 128,571 shares of the Company's common stock at $3.50 per share. The fair value attributable to these warrants has been recognized as additional paid in capital and the resulting discount was amortized over the term of the notes which ended in December 1997. Furthermore, in connection with an additional series of financing transactions, the Company issued warrants to purchase 27,926 shares of common stock at an exercise price of $3.50 per share, expiring on September 1, 1998. In 1998, the expiration date of those warrants not yet exercised was extended until January 15, 2000. Non-cash stock compensation expense of $128,000 was recorded by the Company in 1998 relating to the extension of these warrants. Warrants to purchase 71,428 shares of common stock were exercised in 1998. At December 31, 1999, warrants to purchase 85,069 shares of common stock remained exercisable and expired unexecuted in January 2000.

12.      STOCK OPTIONS:

         As part of the consideration paid in the acquisition of FCEI in December 1996, the Company is deemed to have issued to certain FCEI stockholders options to purchase an aggregate of 586,556 shares of the Company's common stock at prices ranging from $2.50 to $5.00 per share (FCEI Options). The FCEI Options were deemed to have been issued in exchange for previously outstanding options granted under the FCEI Employee Incentive Stock Option Plan.

         As part of the recapitalization of ETC that occurred in connection with the acquisition of FCEI (see Note 2), AAP Holdings, Inc. received options to purchase 879,834 shares of common stock of the Company (AAPH Options). The AAPH Options are equivalent to 1.5 times the number of shares of the Company's common stock subject to the 586,556 FCEI Options. The AAPH Options are identical in price and exercise terms to the FCEI Options and are exercisable only to the extent that the FCEI Options are exercised.

         At December 31, 1999, 471,770 FCEI Options and 707,655 AAPH Options were outstanding. These exercisable options have an option price of $3.75. In 1998, the expiration date of these options was extended until January 2000 at which time they expired, unexecuted. Non-cash stock compensation expense of $1,474,000 was recorded by the Company in 1998 relating to the extension of these options.

         In 1996, the Company adopted the American Architectural Products Corporation Stock Option Plan (the Plan) whereby 10,000,000 shares of the Company's common stock have been authorized for issuance under the Plan. Shares of common stock have been made available for grant to directors, officers, key employees and non-employees at the discretion of the Board of Directors. The exercise price of stock options granted to employees and non-employee directors equals the market price or 110% of the market price of the Company's common stock at the date of grant. The stock options issued to employees have a ten year term and vest in 20% increments over five years. Stock options issued to non-employee directors have a ten year term and vest within one year.

         Certain options have been granted to non-employees based on negotiated terms. Stock options issued to non-employees are recorded at fair value with a related charge against income.

         A summary of activity related to stock options for the Company's plan for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                       1997                             1998(a)                             1999
                             --------------------------    ----------------------------------    ---------------------------
                                            Weighted                            Weighted                           WEIGHTED
                                             Average                             Average                           AVERAGE
                                            Exercise                            Exercise                           EXERCISE
                              Options         Price           Options             Price            OPTIONS          PRICE
                              -------         -----           -------             -----            -------          -----

Outstanding, beginning
   of the period                6,000         $  4.69          540,000       $      4.08 (a)       1,405,000    $      3.99
Granted                       534,000            5.31        1,012,500              3.78              45,000           2.73
Forfeited                          --             --          (147,500)             2.86            (240,000)          3.78
Outstanding, end
                             ----------    ------------    --------------    ----------------    ------------   ---------------
   of the period              540,000         $  5.30        1,405,000       $      3.99           1,210,000    $      3.98
                             ==========    ============    ==============    ================    ============   ===============


(a) The weighted-average exercise price of the options outstanding at the beginning of the year reflects the repricing of options to purchase 309,000 shares of common stock from a weighted-average price of $5.81 to $3.68.

         The weighted-average remaining contractual life on options outstanding is 7.0 years. Options to purchase 526,000 shares are currently exercisable with a weighted-average exercise price of $4.31 per share.

         The Company applies the intrinsic value method in accounting for its stock options issued to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees. The following table sets forth the Company's income (loss) from continuing operations and income (loss) from continuing operations available per common share on a pro forma basis had compensation expense for the Company's stock options issued to employees been determined based on the fair value using the Black-Scholes model at the grant dates:

                                                                               YEAR ENDED DECEMBER 31,
                                                                   1997                 1998                1999
                                                             ------------------    ----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   As reported                                               $   1,278,000         $   (5,357,000)     $  (35,166,000)
   Pro forma                                                 $   1,208,000         $   (5,614,000)     $  (35,457,000)
BASIC AND DILUTED INCOME (LOSS) FROM CONTINUING  OPERATIONS
PER COMMON SHARE
   As reported                                               $         .10         $         (.39)     $        (2.49)
   Pro forma                                                 $         .09         $         (.41)     $        (2.52)



         The fair value for these stock options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted -- average assumptions: a risk-free interest rate of 6.5%, a dividend yield percentage of 0%, common stock volatility of 0.35 and an expected life of the options of 5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The weighted-average fair value of the options granted during the periods ended December 31, 1997, 1998 and 1999 were $1.87, $1.57 and $1.14, respectively.

         Collectively, 2,657,272 shares of common stock are reserved at December 31, 1999 for granting of awards under the Company's stock option plans and warrant agreements.

13.      INCOME TAXES:

         Significant components of deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                                                             DECEMBER 31,
                                                                                       1998                1999
                                                                                  ----------------    ----------------
DEFERRED TAX ASSETS
   Net operating loss carryforwards                                               $   6,223,000       $  12,775,000
   Allowance for doubtful accounts                                                      325,000             447,000
   Accrued warranty obligations                                                       2,018,000           2,256,000
   Accrued postretirement benefits                                                      153,000             153,000
   Other accruals                                                                     1,741,000           2,605,000
   Other                                                                                661,000           3,087,000
                                                                                  ----------------    ----------------
                                                                                     11,121,000          21,323,000
                                                                                  ----------------    ----------------
DEFERRED TAX LIABILITIES
   Depreciation                                                                       7,194,000           4,479,000
   Other                                                                                586,000             655,000
                                                                                  ----------------    ----------------
                                                                                      7,780,000           5,134,000
                                                                                  ----------------    ----------------
NET DEFERRED TAX ASSETS                                                               3,341,000          16,189,000
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS                                          (3,341,000)        (16,189,000)
                                                                                  ----------------    ----------------
NET DEFERRED TAXES                                                                $          --       $          --
                                                                                  ================    ================

         In recording certain acquisitions, the Company established a valuation allowance against the entire net deferred tax assets acquired, based on uncertainties surrounding the expected realization of these assets.

         The actual income tax expense (income tax benefit) attributable to earnings (loss) for the years ended December 31, 1997, 1998 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:


                                                                                 YEAR ENDED DECEMBER 31
                                                                     1997                1998                1999
                                                               -----------------  ---------------    ----------------

Tax at U.S. federal statutory rate                               $(390,000)         $ (3,418,000)       $ (13,640,000)
Expenses not deductible for tax purposes                           240,000               836,000              843,000
Valuation allowance adjustment                                    (240,000)            2,582,000           12,797,000
State income taxes, net of federal income tax benefit                   --                    --                   --
Other                                                                   --                    --                   --
                                                               -----------------  ---------------    ----------------
BENEFIT FOR INCOME TAXES                                         $(390,000)         $         --        $          --
                                                               =================  ===============    ================



         At December 31, 1999, the Company and its subsidiaries had net operating loss carryforwards of approximately $37.6 million for income tax purposes which expire between 2000 and 2020. Due to changes in ownership, utilization of approximately $14.1 million of the net operating loss carryforwards is limited to approximately $550,000 per year. The remaining $23.5 million may be utilized without limitation. A valuation allowance has been established against the Company's net deferred tax assets due to uncertainty relating to their realization.

14.      RELATED PARTY TRANSACTIONS:

         The Company paid management fees to its majority stockholder of approximately $250,000, $85,000 and $21,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, the Company paid its majority stockholder $835,000, $590,000 and $0 for acquisition services and $571,000, $260,000 and $147,000 for other transaction services in 1997, 1998 and 1999, respectively. In 1997, 1998 and 1999, the Company paid $450,000, $530,000 and $375,000 , respectively, to a Company affiliated with its majority shareholder for air charter services.

         In January 1998, the Company purchased for approximately $400,000 substantially all of the assets of Blackhawk (See Note 2), which was owned in part, by an officer of the Company.

         In March 1998, the Company sold Mallyclad, a division of ETC, to a company controlled by its majority shareholder for approximately $1.1 million. The Company sold this division at its net book value, therefore, no gain or loss was recognized on this transaction.

         In October 1998, the Company entered into an operating lease with a company controlled by its majority shareholder. Amounts paid under this lease were $75,000 and $150,000 for the years ended December 31, 1998 and 1999.

         At December 31, 1999, the Company had a receivable recorded in the amount of $89,000 from its Chief Executive Officer which included a loan of $77,000 related to relocation costs.

         In December 1999, the Company recorded a receivable from its majority stockholder of $375,000 for insurance proceeds related to the Kreidel fire which were received by this affiliate in December 1999 and remitted to the Company in January 2000.

         At December 31, 1999, the Company had a receivable recorded in the amount of $55,000 related to product sales to a company owned by the wife of the Chief Executive Officer.

15.      NET INCOME (LOSS) PER COMMON SHARE:

         Net loss per common share amounts have been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per common share amounts were computed by dividing net loss less preferred stock dividends by the weighted-average number of common shares outstanding. The effect of common stock equivalents outstanding were not dilutive.

         The weighted-average number of common shares outstanding for 1997 and 1998 includes approximately 300,000 additional common shares issued in January 1999 in connection with the Thermetic acquisition based on the average market price.

                                                                              YEAR ENDED DECEMBER 31,
                                                                  1997                  1998                1999
                                                           --------------------    ----------------    ---------------

EARNINGS
   Continuing operations                                       $1,278,000          $   (5,357,000)     $  (35,166,000)
     Dividends on preferred shares                                (75,000)                     --                  --
                                                           -------------------- -- -----------------------------------
   Earnings available to common shareholders                     1,203,000             (5,357,000)        (35,166,000)
   Discontinued operations                                      (2,053,000)            (3,487,000)        (11,977,000)
   Extraordinary item                                             (484,000)                    --                  --

SHARES
   Weighted-average shares - basic and diluted                  12,982,000             13,785,000          14,095,000
                                                           ===========================================================

PER COMMON SHARE - BASIC AND DILUTED
   Continuing operations                                   $           .10         $         (.39)      $       (2.49)
   Discontinued operations                                            (.16)                  (.25)               (.85)
   Extraordinary items                                                (.04)                    --                --
                                                           -----------------------------------------------------------
                                                           $          (.10)        $         (.64)      $       (3.34)
                                                           ===========================================================


16.      SEGMENT INFORMATION:

         The Company manufactures a broadly diversified line of windows, doors and related products designed to meet a variety of consumer demands in both the new construction and remodeling and replacement markets. The Company is generally managed through two principal businesses: residential fenestration products and extrusion products. Though the Company has defined its reportable segments primarily based on the nature of its products, it has also considered the type of customers, and production processes related to each of its businesses.

         Residential fenestration products consist of a variety of window and door products manufactured for uses in homes and light commercial businesses. These products consist of a full line of aluminum, vinyl, wood and aluminum-clad wood windows and doors. This business manufactures single hung, double hung, sliding, casement, picture and geometrically shaped windows and french, patio, screened storm, sliding doors and steel entry doors. These fenestration products are sold throughout the United States and are sold one of three ways: directly to an end user (remodeler, contractor or homeowner); to a retailer who then sells to the end user or to a wholesaler who sells to a retailer. These products are produced and shipped on a by order basis in relatively small quantities.

         Extrusion products consist of aluminum and vinyl extrusions used primarily in the fenestration products industry. This business supplies a portion of the raw materials used in the manufacture of windows by the Company. These products are sold throughout the United States and are marketed directly to manufacturers primarily in the window and door industry.

         The Company generally measures its businesses based on operating income, which includes the effects of incentive compensation for each business. Intersegment transfers are not material. The following represents certain financial data of the Company by segment of continuing operations as of and for the years ended December 31, 1997, 1998 and 1999.

YEAR ENDED DECEMBER 31, 1997
                                                                            CORPORATE &
                                         RESIDENTIAL       EXTRUSION        ELIMINATIONS         TOTAL
                                       ---------------------------------------------------------------------
Revenues - outside                     $ 91,614,000     $     80,000                        $  91,694,000
Depreciation                              1,435,000            1,000                            1,436,000
Amortization                                438,000               --      $     135,000           573,000
Operating profit (loss)                   7,252,000            3,000         (2,931,000)        4,324,000
Interest expense                          2,203,000               --          1,167,000         3,370,000
Income tax expense (benefit)              2,067,000               --         (2,457,000)         (390,000)
Extraordinary loss                           33,000               --            451,000           484,000

Total assets                            104,182,000        1,041,000         43,695,000       148,918,000
Capital expenditures                      1,473,000               --             49,000         1,522,000


YEAR ENDED DECEMBER 31, 1998
                                                                            CORPORATE &
                                         RESIDENTIAL       EXTRUSION        ELIMINATIONS         TOTAL
                                       ---------------------------------------------------------------------
Revenues - outside                     $226,054,000     $27,777,000       $        --       $ 253,831,000
Revenues - intercompany                   2,916,000         838,000        (3,754,000)                 -
Depreciation                              4,601,000       1,721,000            57,000          6,379,000
Amortization                              1,606,000           9,000           729,000          2,344,000
Operating profit (loss)                  17,840,000         834,000        (7,989,000)        10,685,000
Interest expense                         11,917,000       2,818,000           550,000         15,285,000
Income tax expense (benefit)              3,023,000        (414,000)       (2,609,000)                 -

Total assets                            138,222,000      28,684,000         7,639,000        174,545,000
Capital expenditures                      3,657,000       2,650,000           457,000          6,764,000


YEAR ENDED DECEMBER 31, 1999
                                                                            CORPORATE &
                                         RESIDENTIAL       EXTRUSION        ELIMINATIONS         TOTAL
                                       ---------------------------------------------------------------------
REVENUES - OUTSIDE                     $268,714,000     $45,262,000       $        --       $ 313,976,000
REVENUES - INTERCOMPANY                   4,565,000       2,832,000        (7,397,000)                --
DEPRECIATION                              5,769,000       2,570,000           206,000          8,545,000
AMORTIZATION                              1,550,000         100,000         1,872,000          3,522,000
ASSET IMPAIRMENT                          5,640,000       9,247,000           326,000         15,213,000
OPERATING PROFIT (LOSS)                   4,962,000     (10,769,000)       (7,264,000)       (13,071,000)
INTEREST EXPENSE                         11,617,000       4,845,000         1,233,000         17,695,000
INCOME TAX EXPENSE (BENEFIT)              5,245,000          18,000        (5,263,000)                --

TOTAL ASSETS                            112,493,000      31,616,000         9,579,000        153,688,000
CAPITAL EXPENDITURES                      3,778,000       2,554,000           316,000          6,648,000


The operating loss in corporate & eliminations as reported pertains to the operation of a Corporate function and includes general and administration expenses. The extraordinary loss reported in 1997 relates to the early extinguishment of debt (See Note 7). In 1998, the Corporate operating loss includes charges totaling $2.9 million relating to non-cash stock compensation (see notes 11 and 12) and the write-off of deferred costs relating to terminated acquisitions and financing transactions.

No one customer constituted more than ten percent of the Company's consolidated net sales for the years ended December 31, 1997, 1998 and 1999.

18.      DISCONTINUED OPERATIONS

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for the years ended December 31, 1997, 1998 and 1999 were $2,558,000, $3,433,000 and $4,337,000. The Company allocates interest expense to its subsidiaries, including Forte, based on average monthly intercompany loan balances, and accordingly, allocated interest of $1.4 million and $1.9 million for the years ended December 31, 1998 and 1999, respectively. Forte incurred interest expense of its own in 1997 amounting to $558,000. The Company did not recognize income tax benefits on the losses from discontinued operations. The loss from discontinued operations for each period consists of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                          1997                  1998                 1999
                                                  --------------------------------------------------------------

Loss from operations                              $      (2,053,000)    $      (3,487,000)     $    (4,952,000)
Accrued loss after measurement date                                                                 (1,039,000)
Estimated loss on disposal                                       --                    --           (5,986,000)
                                                  --------------------------------------------------------------

Loss from discontinued operations                 $      (2,053,000)    $      (3,487,000)     $   (11,977,000)
                                                  ==============================================================

The net assets of Forte have been reported in the accompanying consolidated balance sheet as assets of discontinued operations, net and are classified as current and non-current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                                                               DECEMBER 31,
                                                                        1998                  1999
                                                                -------------------------------------------

Accounts receivable                                             $        1,688,000     $      1,983,000
Inventory                                                                1,808,000            1,552,000
Property, plant and equipment                                            7,287,000            1,630,000
Other assets                                                             1,731,000              135,000
                                                                -------------------------------------------
     Assets                                                             12,514,000            5,300,000

Accounts payable                                                           212,000              678,000
Other liabilities                                                          335,000            1,238,000
                                                                -------------------------------------------
     Liabilities                                                           547,000            1,916,000
                                                                -------------------------------------------
              Net assets                                        $       11,967,000     $      3,384,000
                                                                ===========================================

19.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                             YEAR ENDED DECEMBER 31,
                                                                 1997                  1998                1999
                                                          -------------------     ----------------    ----------------

CASH PAID DURING THE PERIOD FOR
   Interest                                               $    3,017,000          $   14,994,000      $   16,591,000
   Income taxes                                                  228,000                      --                  --
NONCASH INVESTING AND FINANCING ACTIVITIES
   Common stock and debt issued and liabilities
     assumed in acquisitions                              $   22,465,000          $   13,251,000      $    1,211,000
   Capital lease obligations                                          --               1,044,000           3,160,000


20.      SELECTED QUARTERLY DATA OF THE COMPANY (UNAUDITED)

                                                 1998                                          1999
                              -------------------------------------------- ---------------------------------------------

                              1ST           2ND        3RD         4TH        1ST         2ND         3RD        4TH
                              ---------- ---------- ----------- ---------- ----------- ----------- ---------- -----------

Net sales                     $  45,162  $  60,715  $   76,334  $  71,620  $   71,297   $  80,997  $  85,408  $   76,274
Gross profit                      9,439     14,790      16,349     14,393      13,352      16,251     17,575       6,621
Net income                       (1,886)    (2,091)         81     (1,461)     (3,404)     (2,425)      (333)    (29,004)
Net loss per share:
  Basic and diluted           $   (0.14) $   (0.15) $     0.01  $   (0.11) $    (0.25) $    (0.18)    $(0.03) $    (2.03)


21.      SUBSEQUENT EVENTS

         In March 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, receiving $4.5 million in cash and accepting a note receivable, at 8% interest, for $1.1 million. The buyer will pay interest on the note monthly. The note is due in full in February 2002. The Company recorded a gain of approximately $3.6 million on the sale in the first quarter. Additionally, Western signed a distributorship agreement with the Company for the right to distribute certain AAPC products.

         In May 2000, the Company sold certain of the assets of VinylSource, including inventories and fixed assets, for cash of approximately $6.3 million, the approximate book value of these assets.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 and 1999



                                                                 Additions
                                                       ------------------------------
                                         Balance at      Charged to     Charged to                              Balance at
                                        Beginning of     Costs and         Other                                  End of
             Description                   Period         Expenses       Accounts            Deductions           Period
----------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS (1)
Year ended December 31, 1997            $   439,204     $  (17,102)    $   491,864 (2)      $   74,825 (3)    $  839,141
Year ended December 31, 1998                839,141        635,230          59,516             647,362 (3)       886,525
Year ended December 31, 1999                886,525        817,084          98,750 (4)         503,042 (3)     1,299,317

WARRANTY OBLIGATIONS (1)
Year ended December 31, 1997              4,381,079      1,470,320         491,544 (2)       1,517,216         4,825,727
Year ended December 31, 1998              4,825,727      1,649,116       1,574,172 (2)       1,933,313         6,115,702
Year ended December 31, 1999              6,115,702      1,965,639      (1,474,196)(4)       2,060,132         4,547,013



(1) Progression of account has been restated to exclude accounts associated with the discontinued operation
(2) Purchased in business acquisitions
(3) Accounts deemed to be uncollectible
(4) Includes amounts purchased in business acquisition and sold in business divestiture

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported on Form 8-K, dated December 23, 1998, BDO Seidman, LLP resigned as the independent auditors of the Company. At the same time, the Company engaged Ernst & Young LLP. The change in accountants was approved by the Board of Directors of the Company. The reports of BDO Seidman, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two years ended December 31, 1996 and 1997, and in subsequent interim periods, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the matters in their report.

         The Company requested BDO Seiman, LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statement. BDO Seidman, LLP furnished the Company with a copy of a letter dated December 22, 1998 containing such a statement, which was filed as Exhibit 1 to Amendment No. 1 to the Company's current report on Form 8-K dated December 23, 1998.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of directors and executive officers of the Company at April 30, 2000. The Board of Directors of the Company consisted of nine (9) members at April 30, 2000. Directors hold office until the earlier of their resignation or their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors. A summary of the background and experience of each of these individuals is set forth after the table.

          NAME                               AGE                 POSITION
          ----                               ---                 --------

George S. Hofmeister                           48          Chairman of the Board
Frank J. Amedia                                47          President, Chief Executive Officer and Director
Joseph Dominijanni                             43          Director and Treasurer
John J. Cafaro                                 48          Director
W.R. Jackson, Jr.                              66          Director
Joseph C. Lawyer                               54          Director
Charles E. Trebilcock                          73          Director
Douglas Q. Holmes                              43          Director
Willy Bermello                                 49          Director
William T. Hull                                42          Vice President and Chief Financial Officer
David J. McKelvey                              47          Vice President - Development and Secretary
Donald E. Lambrix Jr.                          58          Vice President -- Manufacturing
J. Larry Powell                                57          Vice President -- Sales & Marketing
Jonathan K. Schoenike                          39          General Counsel

         George S. Hofmeister has served as Chairman of the Board since December 1996. Mr. Hofmeister has served as Chief Executive Officer and Chairman of the Board of American Commercial Holdings, Inc. ("ACH"), the parent company of AAPH, since January 1996 and continues to serve in such roles. Mr. Hofmeister also served as Vice Chairman of AP Automotive Systems, Inc., a manufacturer of automobile exhaust systems from February 1996 to December 1999. From June 1991 until December 1995, Mr. Hofmeister served as Chief Executive Officer and Chairman of the Board of EWI, Inc., a manufacturer of automotive metal stampings.

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

         Douglas Q. Holmes has been a member of the Board since April 1999. Mr. Holmes has served as a Partner at Full Circle Investments beginning in 1999. In 1992, Mr. Holmes established Carleton, McCreary, Holmes & Co., an investment banking firm. Prior to 1992, Mr. Holmes was and investment banker with Lazard Freres, First Boston and Kidder Peabody, focusing on mergers and acquisitions and advising on strategies to enhance shareholder value and capital market financings.

         Willy Bermello has been a member of the Board since February 2000.Mr. Bermello founded and has served as Chief Executive Officer of Bermello, Ajamil & Partners, Inc., a leading South Florida architecture and engineering firm, since 1990.

         William T. Hull joined the Company as Vice President and Chief Financial Officer in February 2000. From 1986 until joining the Company, Mr. Hull served as Vice President, Finance at Alphabet Power Distribution Products Group, a division of Stoneridge, Inc., a designer and manufacturer of electrical and electronic components, modules and systems for the automotive, medium and heavy duty truck and agricultural vehicle markets.

         David J. McKelvey joined the Company as Vice President--Development in August 1995 and has served as Secretary from December 1996 through November 1997 and from February 2000 until present. Prior to joining the Company, Mr. McKelvey was Executive Vice President of Administration and Development for The Cafaro Company, a major domestic shopping mall developer engaged in the ownership, operation and management of enclosed regional shopping centers. From 1992 through 1995, Mr. McKelvey also served as Executive Regional Director of Real Estate for The Cafaro Company.

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

         Jonathan K. Schoenike joined the Company in August 1997 as General Counsel and served as Secretary from November 1997 through December 1999. Prior to joining the Company, Mr. Schoenike served for over 5 years as Assistant Counsel for The Cafaro Company.

         On May 1, 2000, Frank J. Amedia resigned his positions as Director, President and Chief Executive Officer of the Company. Mr. Joseph Dominijanni was named Interim President and Chief Executive Officer. Additionally, on May 1, 2000, all of the Company's directors, other than Messrs. Hofmeister and Dominijanni, resigned their positions and the Board of Directors voted to amend the Company's By-laws to reduce the required number of Board members to between 2 and 10, inclusive. Such action was implemented by written consent of a majority of the outstanding voting shares.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all annual and long-term compensation paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ending December 31, 1999 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1999, 1998 and 1997.


                                                                                        Long Term
                                                                                       Compensation
                                                                                   ---------------------
                                               Annual Compensation (1)                  Awards (2)
                                        ---------------------------------------    ---------------------           All
                                                                                        Securities                Other
             Name and                                                                   Underlying          Compensation ($)
        Principal Position               Year         Salary          Bonus          Options/SARs (#)              (3)
------------------------------------    --------    -----------    ------------    ---------------------    ------------------

Frank J. Amedia                         1999         355,625         99,999                     --                 19,419 (3)
   President and                        1998         350,000        329,990                 50,000                  6,258 (3)
   Chief Executive Officer              1997         266,807        250,000                100,000                     --

Jeffrey V. Miller                       1999         154,481         14,000                     --                 59,592 (4)
   Vice President-                      1998         143,750         15,000                 55,000                  5,000 (3)
   Operations                           1997          90,000         25,000                     --                     --

J. Larry Powell                         1999         164,000         14,000                     --                  7,092 (3)
   Vice President-                      1998         141,125         15,000                 30,000                  5,000 (3)
   Sales & Marketing                    1997         114,167         25,000                 25,000                     --

Richard L. Kovach                       1999         163,751         16,000                     --                 64,043 (5)
   Vice President and                   1998         138,750         15,000                 30,000                  3,369 (3)
   Chief Financial Officer              1997         119,390         75,000                 25,000                     --

Jonathan K. Schoenike                   1999         163,375         14,000                     --                  5,335 (3)
   General Counsel                      1998         131,250         20,000                 30,000                  5,000 (3)
                                        1997          35,245         10,000                 25,000                     --


(1) Other annual compensation to the Named Executive Officers did not exceed $50,000 or 10% of total annual salary and bonus during any fiscal year.
(2) Represents awards of options to purchase shares of common stock under the 1996 Stock Option Plan.
(3) Amounts include Company matching contribution under the 401(k) plan (in an amount equal to 50% of the officers contribution) and insurance premiums paid by the Company for the benefit of the officer.
(4) Amount includes Company matching contribution under the 401(k) plan (in an amount equal to 50% of the officers contribution), insurance premiums paid by the Company for the benefit of the officer and a payment of $54,559 under the terms of release of claims agreement.
(5) Amount includes Company matching contribution under the 401(k) plan (in an amount equal to 50% of the officers contribution), insurance premiums paid by the Company for the benefit of the officer and a payment of $58,387 under the terms of release of claims agreement.

OPTION GRANTS

         No stock options, stock appreciation rights or restricted stock awards were granted as compensation to any officers, directors or employees of the Company or its subsidiaries during the period from June 19, 1996 (date of inception) through December 31, 1996. The Company entered into definitive stock option agreements with Mr. Amedia and Mr. Masternick dated December 18, 1996, memorializing the terms of stock options granted to them in 1994 as shareholders of Forte, Inc. in connection with the acquisition by the Company of Forte, Inc. The Company issued options to purchase up to 424,000, 875,500 and 47,000 shares of common stock to various officers, directors and employees of the Company or its subsidiaries during the fiscal years ended December 31, 1997, 1998 and 1999, respectively. There were no individual grants of stock options to any Named Executive Officers during the year ended December 31, 1999.

         The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 1999 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each Named Executive Officer.

                 AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND
                      OPTION VALUE AS OF DECEMBER 31, 1999

                                                                                                       VALUE OF
                                                                       NUMBER OF                      UNEXERCISED
                                                                      UNEXERCISED                    IN-THE-MONEY
                                    SHARES                           OPTIONS/SARS                   OPTIONS/SARS AT
                                                                 AT FISCAL YEAR END(#)           FISCAL YEAR END($)(1)
                                  ACQUIRED ON      VALUE         ---------------------           ---------------------
       NAME                       EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
       ----                       -----------   -----------   -----------   -------------     -----------   -------------

Frank J. Amedia                           0             0        476,244        100,000                 0               0
Jeffrey V. Miller                         0             0              0              0                 0               0
J. Larry Powell                           0             0         13,000         42,000                 0               0
Richard L. Kovach                         0             0         13,000         42,000                 0               0
Jonathan K. Schoenike                     0             0         13,000         42,000                 0               0


(1) Based on the average of reported bid and asked prices for the Common Stock on December 31, 1999.

EMPLOYMENT AGREEMENTS

         On November 17, 1997, the Company entered into an employment agreement with Frank J. Amedia for services as Chief Executive Officer and President. This agreement requires Mr. Amedia to devote his full time to the Company during normal business hours in exchange for a base annual salary of $350,000, subject to annual increases at the discretion of the Board of Directors. In addition, Mr. Amedia is entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time, and the Company will pay certain life and disability insurance premiums on behalf of Mr. Amedia. The agreement has an initial three-year term and provides that Mr. Amedia may not compete with the Company anywhere in the United States while he is employed by the Company and for a two-year period following the termination of Mr. Amedia's employment. In addition, the Board of Directors has approved the payment to Mr. Amedia of a bonus equal to 0.39% of the total consideration paid by the Company for each acquisition transaction consummated during 1998. The amount of this bonus paid in 1998 was $230,000. In December 1998, the Board of Directors increased this acquisition bonus percentage to 0.56% of total consideration paid for acquisitions completed in 1999, which amounted to $35,000 in 1999. In February 2000, the Board of Directors discontinued the payment of an acquisition bonus to Mr. Amedia.

         In addition, in 1998 the Company entered into employment agreements with Jonathan K. Schoenike, J. Larry Powell, Richard L. Kovach and Jeffery V. Miller for services as General Counsel, Vice President-Sales & Marketing, Vice President-Chief Financial Officer and Vice President-Operations, respectively. The agreement requires Messrs. Schoenike, Powell, Kovach and Miller to devote their full time to the Company in exchange for annual base salaries of $160,000, 159,500, 160,000 and 160,000, respectively, subject to annual increases. In addition, Messrs. Schoenike, Powell, Kovach and Miller are entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plan in effect from time to time, and the Company will pay certain life insurance premiums and other benefits. The agreements have an initial three-year term. The Company has also entered into employment agreements with certain other officers and key employees.

         As of October 1999, Jeffrey V. Miller ceased to serve as Vice President-Operations of the Company. Additionally, in December 1999, Richard L. Kovach resigned his position as Vice President-Chief Financial Officer of the Company.

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

         As of December 31, 1999, options to purchase a total of 2,389,425 shares of the Company's common stock were outstanding, including options to purchase 707,655 shares issued to AAP Holdings, Inc. on December 18, 1996, with an exercise price of $3.75 per share, options to purchase 471,770 shares issued to Mr. Amedia and Mr. Masternick (issued in connection with the acquisition of Forte, Inc.) with an exercise price of $3.75 per share, options issued pursuant to the Company's stock option plans described above and other options issued outside of the described stock option plans.

EMPLOYEE STOCK PURCHASE PLAN

         On February 26, 1998, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and reserved 1,200,000 shares of common stock for issuance thereunder. At the Company's annual meeting, the 1998 Purchase Plan was approved by the stockholders. In general, the 1998 Purchase Plan is designed to encourage common stock ownership by the Company's employees through payroll deductions. If qualified in accordance with Section 423 of the Code, the 1998 Purchase Plan will enable the Company to sell shares of common stock to its employees at a price discount of up to 15% of market price, applied to the lower of the price of the common stock at the beginning or end of the option period. This plan has not yet been implemented.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Audit Committee, which was comprised of William R. Jackson, Jr., Charles E. Trebilcock and Joseph Dominijanni at December 31, 1999, is responsible for reviewing and making recommendations regarding the

Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting controls, practices and policies. The Audit Committee met twice during the year.

         The Compensation Committee met twice during 1999. The Company's Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for executive officers of the Company, including annual bonus compensation, and consults with management of the Company regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options and other benefits under such plans. The Compensation Committee was comprised of John J. Cafaro, Joseph C. Lawyer and Douglas Q. Holmes at December 31, 1999.

DIRECTORS' TERMS AND COMPENSATION

         The Company's Board of Directors is currently comprised of eight members, and one additional Board position which was filled in February 2000. Each Director is elected for a period of one year at the Company's annual meeting of shareholders and serves until the earlier of his or her resignation or until his or her successor is duly elected and qualified. During the fiscal year ended December 31, 1999, the Board of Directors of the Company met 8 times. All other actions taken by the Board of Directors during the fiscal year ended December 31, 1999 were accomplished by means of unanimous written consent. During the period in which they served as directors, Mr. Cafaro attended fewer than 75% of the meetings of the Board of Directors. All other Directors attended 75% or more of the meetings of the Board of Directors and of the meetings held by committees of the Board on which they served.

         During the fiscal year ended December 31, 1999, members of the Board of received a fee of $1,000 for each meeting of the Board of Directors attended in person and were reimbursed for expenses incurred in connection with their attendance at meetings of the Board. Pursuant to a resolution of the Board, each non-employee director serving on December 31, 1999 who attended at least four of the regularly scheduled meetings of the Board and at least 75% of all meetings of the Board during 1999 was granted options to purchase 2,000 shares of the Company's common stock at an exercise price equal to the average of the reported closing bid and asked prices on the date of grant, vesting in full upon issuance. Such options are exercisable for a period of five years following the vesting date and were issued pursuant to the Company's 1996 Stock Option Plan. For the fiscal year ending December 31, 2000, all directors of the Company will receive the same compensations as described above.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of April 30, 2000, concerning the beneficial ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the Company's common stock, (ii) each Director and Named Executive Officer of the Company, and (iii) all Directors and Named Executive Officers of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by their respective spouses under applicable law.

                                                                                                SHARES
                                                                                          BENEFICIALLY OWNED
                                                                                          ------------------
NAME OF BENEFICIAL OWNER(1)                                                      NUMBER                       PERCENT
---------------------------                                                      ------                       -------

AAP Holdings, Inc.                                                                7,548,633                      52.71%
George S. Hofmeister                                                              7,551,133(2)                   52.73%
Frank J. Amedia                                                                   3,054,282(3)                   21.21%
Amedia Family Limited Partnership                                                 1,500,000                      10.47%
William R. Jackson, Jr.                                                              16,144                          *
Charles E. Trebilcock                                                                45,603(4)                       *
Joseph Dominijanni                                                                   27,000(5)                       *
Joseph C. Lawyer                                                                      4,000                          *
J. Larry Powell                                                                      34,412(6)                       *
Jonathan K. Schoenike                                                                20,000(7)                       *
All directors and executive officers
  of the Company as a group (14 persons)                                         10,800,574(8)                   74.39%

*        Less than 1%

(1) The address of AAP Holdings, Inc. and George S. Hofmeister is 6500 Brooktree Road, Suite 202, Wexford, Pennsylvania 15090. The address of all other beneficial owners is c/o American Architectural Products Corporation, 3000 Northwest 125th Street, Miami, Florida 33167.

(2) Includes shares of common stock held by AAP Holdings, Inc. George S. Hofmeister, the Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc.

(3) Includes 80,000 shares of common stock which are subject to unexercised options that were exercisable on April 30, 2000 or within sixty days thereafter. Also includes 1,500,000 shares of common stock owned by the Amedia Family Limited Partnership, in which Mr. Amedia and his spouse are the general partners and each holds 48% of the partnership interests.

(4) Includes 18,603 shares of common stock owned individually and 25,000 shares held by a custodian for the benefit of an individual retirement account of Mr. Trebilcock. Also includes 2,000 shares of common stock which are subject to unexercised options that were exercisable on April 30, 2000 or within sixty days thereafter.

(5) Includes 25,000 shares of common stock which are subject to unexercised options that were exercisable on April 30, 2000 or within sixty days thereafter.

(6) Includes 24,000 shares of common stock which are subject to unexercised options that were exercisable on April 30, 2000 or within sixty days thereafter.

(7) Includes 19,000 shares of common stock which are subject to unexercised options that were exercisable on April 30, 2000 or within sixty days thereafter.

(8) Includes 198,000 shares of common stock which are subject to unexercised options and warrants that were exercisable on April 30, 2000 or within sixty days thereafter as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. George S. Hofmeister, Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc., a Delaware corporation ("AAPH"). The Company has agreed to pay AAPH an acquisition consulting fee of 1.0% for 1997 and 1998, increased to 1.44% for 1999, discontinued for 2000, of the transaction price of each acquisition transaction consummated by the Company with respect to which AAPH or its affiliates provides acquisition consulting services. For purposes of calculating the acquisition fee, the transaction price means the aggregate amount of consideration paid by the Company or its affiliates for the acquisition in the form of cash, stock, stock options, warrants, debt instruments and other assumed liabilities. Acquisition consulting fees in 1997, 1998 and 1999 approximated $835,000, $590,000 and $0, respectively. In addition, the Company paid AAPH fees of $821,000, $345,000 and $200,000 for management fees and other transaction services provided in 1997, 1998 and 1999, respectively.

         The Company contracts for air charter services at market rates with a company affiliated with AAPH and Mr. Amedia. The Company paid approximately $450,000, $530,000 and $375,000 to this company for air charter services in 1997, 1998 and 1999, respectively.

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

         In September 1997, William R. Jackson, Jr., a director of the Company, loaned the Company $200,000. This indebtedness had an interest rate of 15% per annum and was payable in full in December 1997. In connection therewith, the Company issued to Mr. Jackson warrants to purchase a total of 57,143 shares of common stock at an exercise price of $3.50 per share, expiring in September 1998. The Company repaid this loan on December 10, 1997. Through a series of extensions in 1998, the warrants were extended to and expired in January 2000.

         In January 1998, the Company purchased substantially all of the assets of Blackhawk Architectural Products (Blackhawk). J. Larry Powell, an officer of the Company, co-founded and owned a 20% equity interest in Blackhawk at the time of this transaction.

         In March, 1998, the Company sold Mallyclad, a division of Eagle & Taylor Company, to a company controlled by one of its shareholders for approximately $1.1 million. The Company sold this division at its book value, which approximated fair market value, therefore, no gain or loss was recognized on this transaction.

         In July 1998, the Company sold windows in the amount of $160,000 to Hughes O'Neill, a company owned by the wife of J. Larry Powell.

         In October 1998, the Company entered into an operating lease at market rates with a company controlled by its majority shareholder. Amounts paid under this lease were $75,000 and $150,000 for the years ended December 31, 1998 and 1999.

         During the last quarter of 1998 and first quarter of 1999, the Company sold, at cost, approximately $100,000 of windows to Mr. Hofmeister.

         At December 31, 1999, the Company had a receivable recorded in the amount of $89,000 from its Chief Executive Officer which included a loan of $77,000 related to relocation costs.

         In December 1999, the Company recorded a receivable from its majority stockholder of $375,000 for insurance proceeds related to the Kreidel fire which were received by this affiliate in December 1999 and remitted to the Company in January 2000.

         At December 31, 1999, the Company had a receivable recorded in the amount of $55,000 related to product sales to a company owned by the wife of the Chief Executive Officer.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         See Item 8 for Consolidated Financial Statements of American Architectural Products Corporation

(a)(2) FINANCIAL STATEMENT SCHEDULE

         See Item 8 for Financial Statement Schedule of American Architectural Products Corporation. All schedules, other than the above listed, are omitted as the information is not required, is not material or is otherwise furnished.

(a)(3) EXHIBITS

              The exhibits are set forth on the Exhibit Index included in Item 14(c).

(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.


(c ) EXHIBIT INDEX

2.1                 Agreement  and Plan of Merger,  dated as of November  10, 1997,  by and among  American
                    Architectural Products Corporation,  BBPI Acquisition Corporation and Binnings Building
                    Products, Inc.                                                                                 D
2.2                 Asset  Purchase  Agreement,  dated  as of  November  10,  1997,  by and  among  DCI/DWC
                    Acquisition Corporation, Danvid Company, Inc. and Danvid Window Company.                       D
2.3                 Shareholders  Agreement in Support of Asset  Purchase  Agreement,  dated as of November
                    10, 1997, by and among Daniel Crawford,  Karen Crawford, David Crawford, Paul Comer and
                    DCI/DWC Acquisition Corporation.                                                               D
2.4                 Asset  Purchase  Agreement,  dated as of  December  10,  1997,  by and  among  American
                    Architectural  Products  Corporation,  American Glassmith  Acquisition  Corporation and        D
                    American Glassmith, Inc.
2.5                 Agreement,  dated as of December 10, 1997, by and among American Architectural Products
                    Corporation, Modern Window Acquisition Corporation and Modern Window Corporation.              D
2.6                 Agreement and Plan of  Reorganization,  dated October 25, 1996,  between Forte Computer
                    Easy, Inc. and AAP Holdings, Inc.                                                              B
2.7                 Share Purchase  Agreement  dated March 14, 1997 among Marcella M. Egly Turner,  as sole
                    Trustee of the Egly Family Trust U/A dated May 31, 1997,  Western Insulated Glass, Co.,
                    Benny J. Ellis and Forte Computer Easy, Inc.                                                   I
2.8                 Asset Purchase Agreement,  dated June 5, 1998, by and among,  Weather-Seal  Acquisition
                    Corporation and Louisiana-Pacific Corporation.                                                 J
3.1                 Certificate of Incorporation of American Architectural Products Corporation.                   C
3.2                 Bylaws of American Architectural Products Corporation.                                         C
3.3                 Certificate of Incorporation of American Glassmith Acquisition Corporation.                    F
3.4                 Bylaws of American Glassmith Acquisition Corporation.                                          F
3.5                 Amended and Restated Certificate of Incorporation of Binnings Building Products, Inc.          F
3.6                 Bylaws of Binnings Building Products, Inc.                                                     F
3.7                 Certificate of Incorporation of Danvid Window Company, as amended                              F
3.8                 Bylaws of Danvid Window Company.                                                               F
3.9                 Certificate of Incorporation of Eagle & Taylor Company, as amended.                            F
3.10                Bylaws of Eagle & Taylor Company.                                                              F
3.11                Articles of Incorporation of Forte, Inc.                                                       F
3.12                Code of Regulations of Forte, Inc.                                                             F
3.13                Certificate of Incorporation of Modern Window Acquisition Corporation.                         F
3.14                Bylaws of Modern Window Acquisition Corporation.                                               F
3.15                Certificate of Incorporation of Thermetic Glass, Inc., as amended.                             F

3.16                Bylaws of Thermetic Glass, Inc.                                                                F
3.17                Articles of Incorporation of Western Insulated Glass, Co.                                      F
3.18                Bylaws of Western Insulated Glass, Co.                                                         F
3.19                Certificate of Incorporation of VinylSource, Inc., as amended.                                 G
3.20                Bylaws of VinylSource, Inc.                                                                    G
3.21                Certificate of Incorporation of AAPC One Acquisition Corporation.                              G
3.22                Bylaws of AAPC One Acquisition Corporation.                                                    G
3.23                Certificate of Incorporation of AAPC Two Acquisition Corporation.                              G
3.24                Bylaws of AAPC Two Acquisition Corportaion.                                                    G
3.25                Certificate of Incorporation of Denver Window Acquisition Corporation                          G
3.26                Bylaws of Denver Window Acquisition Corporation                                                G
3.27                Certificate of Incorporation of Eagle Window & Door Center, Inc, as amended.                   G
3.28                Bylaws of Eagle Window & Door Center, Inc.                                                     G
3.29                Certificate of Incorporation of Weather-Seal Acquisition Corporation.                          G
3.30                Bylaws of Weather-Seal Acquisition Corporation                                                 G
4.1                 Form of American Architectural Products Corporation Common Stock Certificate                   E
4.2                 Indenture  dated as of December  10, 1997 with  respect to11 3/4% Senior Notes due 2007 among  American  Architectural  Products  Corporation,  as issuer,  American  Glassmith
                    Acquisition   Corporation,   BBPI   Acquisition   Corporation,    DCI/DWC   Acquisition
                    Corporation,   Eagle  &  Taylor  Company,   Forte,   Inc.,  Modern  Window  Acquisition
                    Corporation,  Thermetic Glass,  Inc., and Western  Insulated Glass,  Co., as subsidiary
                    guarantors, and United States Trust Company of New York, as trustee.                           D
4.3                 Amendment No. 1, dated as of April 15, 1998, to the Indenture  dated as of December 10,
                    1997 with respect to 113/4% Senior Notes due 2007.                                             H
4.4                 First  Supplemental  Indenture,  dated as of April  15,  1998,  by and  among  American
                    Architectural  Products  Corporation,  Eagle&  Taylor  Company.  Forte,  Inc.,  Western
                    Insulated Glass, Co., Thermetic Glass, Inc., Binnings Buildings Products,  Inc., Danvid
                    Window Company,  American Glassmith Acquisition Corporation,  Modern Window Acquisition
                    Corporation,   VinylSource,   Inc.,  AAPC  One  Acquisitions   Corporation,   AAPC  Two
                    Acquisition  Corporation,  Eagle Window & Door Center, Inc.,  Weather-Seal  Acquisition        H
                    Corporation and United States Trust Company of New York.
10.1                1992 Incentive Stock Option Plan.                                                              A
10.2                1996 Stock Option Plan.                                                                        C
10.3                Employment  Agreement,  dated  November 17, 1997,  between Frank J. Amedia and American
                    Architectural Products Corporation.                                                            F
10.3a               Employment Agreement,  dated September 30, 1998, between Richard L. Kovach and American
                    Architectural Products Corporation.                                                            -
10.3b               Employment Agreement,  dated September 30, 1998, between Jeffrey V. Miller and American
                    Architectural Products Corporation.                                                            -
10.3c               Employment  Agreement,  dated September 30, 1998,  between J. Larry Powell and American
                    Architectural Products Corporation.                                                            -
10.3d               Employment  Agreement,  dated  September 30, 1998,  between  Jonathan K.  Schoenike and
                    American Architectural Products Corporation.                                                   -
10.4a               Lease Agreement, dated December 1989, between Centre Consolidated Properties,  Ltd. and
                    Danvid Company, Inc.                                                                           F
10.4b               Lease Extension  Agreement to Industrial  Lease  Agreement  between  Beltline  Business
                    Center Limited Partnership and Danvid Company, Inc.                                            F
10.6a               Lease  Agreement,  dated  November 28, 1990,  between  J.M.J.  Partnership  and The New
                    Edgehill Co, Inc.                                                                              F
10.6b               Lease  Modification No. 1, dated October 19, 1992,  between J.M.J.  Partnership and The
                    American Glassmith, Inc., f/k/a The New Edgehill Co., Inc.                                     F
10.6c               Lease Modification No. 2, dated June 8, 1993,  between J.M.J.  Partnership and American
                    Glassmith, Inc.                                                                                F
10.6d               Lease  Modification  No. 3, dated  January 31, 1995,  between  J.M.J.  Partnership  and
                    American Glassmith, Inc.                                                                       F
10.6e               Lease  Modification No. 4, dated as of March 31, 1995,  between J.M.J.  Partnership and
                    American Glassmith, Inc.                                                                       F
10.6f               Lease Modification No. 5, dated as of August 31, 1995,  between J.M.J.  Partnership and
                    American Glassmith, Inc.                                                                       F
10.6g               Lease Modification No. 6, dated June 19, 1996, between J.M.J.  Partnership and American
                    Glassmith, Inc.                                                                                F
10.7                Lease  Agreement,  dated March 14, 1997, by and among Benny J. Ellis and Linda M.

                    Ellis and Western Insulated Glass, Co.                                                         F
10.8                Purchase Agreement,  dated as of December 4, 1997, by and among American  Architectural
                    Products   Corporation,   NatWest  Capital  Markets  Limited  and  McDonald  &  Company
                    Securities, Inc.                                                                               D
10.9                Exchange and  Registration  Rights  Agreement,  dated as of December  10, 1997,  by and among American  Architectural  Products  Corporation,  American  Glassmith  Acquisition
                    Corporation,  BBPI Acquisition Corporation,  DCI/DWC Acquisition  Corporation,  Eagle &
                    Taylor Company,  Forte, Inc., Modern Window Acquisition  Corporation,  Thermetic Glass,
                    Inc.,  Western  Insulated  Glass,  Co.,  NatWest Capital Markets Limited and McDonald &        D
                    Company Securities, Inc.
10.10               Registration  Rights  Agreement,  dated as of July 31,  1998,  by and between  American
                    Architectural Products Corporation and Frank J. Amedia                                         -
10.11               Registration  Rights  Agreement,  dated as of july  31,  1998 by and  between  American
                    Architectural Products Corporation and Miller Capital Group                                    -
10.12               Credit  Agreement,  dated as of June 12,  1998,  by and  among  American  Architectural
                    Products  Corporation,  Eagle & Taylor Company,  Forte,  Inc., Western Insulated Glass,
                    Co.,  Thermetic Glass, Inc.,  Binnings Building  Products,  Inc. Danvid Window Company,
                    Modern Window  Acquisition  Corporation,  American Glassmith  Acquisition  Corporation,
                    VinylSource,  Inc., Weather-Seal Acquisition  Corporation,  Eagle Window & Door Center,
                    Inc., Denver Window Acquisition  Corporation,  AAPC One Acquisition  Corporation,  AAPC        K
                    Two  Acquisition  Corporation  and the  Institutions  from time to time party hereto as
                    Lenders and BankBoston, N.A. as Agent.
10.12a              Amendment  No. 1 to Credit  Agreement,  dated as of September  15,  1998,  by and among
                    American  Architectural  Products  Corporation,  Eagle & Taylor Company,  Forte,  Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc.,  Binnings Building Products,  Inc.
                    Danvid  Window  Company,  Modern Window  Acquisition  Corporation,  American  Glassmith
                    Acquisition  Corporation,  VinylSource,  Inc.,  Weather-Seal  Acquisition  Corporation,
                    Eagle Window & Door Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC One
                    Acquisition  Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from        -
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.
10.12b              Amendment  No. 2 to Credit  Agreement,  dated as of September  30,  1998,  by and among
                    American  Architectural  Products  Corporation,  Eagle & Taylor Company,  Forte,  Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc.,  Binnings Building Products,  Inc.
                    Danvid  Window  Company,  Modern Window  Acquisition  Corporation,  American  Glassmith
                    Acquisition  Corporation,  VinylSource,  Inc.,  Weather-Seal  Acquisition  Corporation,
                    Eagle Window & Door Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC One
                    Acquisition  Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from        L
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.
10.12c              Amendment  No. 3 to Credit  Agreement,  dated as of  December  31,  1998,  by and among
                    American  Architectural  Products  Corporation,  Eagle & Taylor Company,  Forte,  Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc.,  Binnings Building Products,  Inc.
                    Danvid  Window  Company,  Modern Window  Acquisition  Corporation,  American  Glassmith
                    Acquisition  Corporation,  VinylSource,  Inc.,  Weather-Seal  Acquisition  Corporation,
                    Eagle Window & Door Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC One
                    Acquisition  Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from        -
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.
10.12d              Amendment No. 4 to Credit Agreement,  dated as of April 14, 1999, by and among American
                    Architectural  Products  Corporation,  Eagle & Taylor  Company,  Forte,  Inc.,  Western
                    Insulated Glass, Co.,  Thermetic Glass, Inc.,  Binnings Building Products,  Inc. Danvid
                    Window Company, Modern Window Acquisition  Corporation,  American Glassmith Acquisition
                    Corporation,  VinylSource,  Inc., Weather-Seal Acquisition Corporation,  Eagle Window &
                    Door  Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC  One  Acquisition
                    Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from time to time        M
                    party hereto as Lenders and BankBoston, N.A. as Agent.
10.12e              Amendment No. 5 to Credit  Agreement,  dated as of May 13, 1999, by and among  American
                    Architectural  Products  Corporation,  Eagle & Taylor  Company,  Forte,  Inc.,  Western
                    Insulated Glass, Co.,  Thermetic Glass, Inc.,  Binnings Building Products,  Inc. Danvid
                    Window Company, Modern Window Acquisition  Corporation,  American

                    Glassmith Acquisition  Corporation,   VinylSource,  Inc., Weather-Seal Acquisition
                    Corporation,  Eagle Window & Door  Center,  Inc.,  Denver  Window  Acquisition
                    Corporation,  AAPC  One  Acquisition Corporation,  AAPC Two Acquisition  Corporation
                    and the Institutions  from time to time  party hereto as Lenders and BankBoston, N.A. as
                    Agent.                                                                                         M
10.12f              Amendment No. 6 to Credit  Agreement,  dated as of May 31, 1999, by and among  American
                    Architectural  Products  Corporation,  Eagle & Taylor  Company,  Forte,  Inc.,  Western
                    Insulated Glass, Co.,  Thermetic Glass, Inc.,  Binnings Building Products,  Inc. Danvid
                    Window Company, Modern Window Acquisition  Corporation,  American Glassmith Acquisition
                    Corporation,  VinylSource,  Inc., Weather-Seal Acquisition Corporation,  Eagle Window &
                    Door  Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC  One  Acquisition
                    Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from time to time        N
                    party hereto as Lenders and BankBoston, N.A. as Agent.
10.12g              Amendment No. 7 to Credit  Agreement,  dated as of June 29, 1999, by and among American
                    Architectural  Products  Corporation,  Eagle & Taylor  Company,  Forte,  Inc.,  Western
                    Insulated Glass, Co.,  Thermetic Glass, Inc.,  Binnings Building Products,  Inc. Danvid
                    Window Company, Modern Window Acquisition  Corporation,  American Glassmith Acquisition
                    Corporation,  VinylSource,  Inc., Weather-Seal Acquisition Corporation,  Eagle Window &
                    Door  Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC  One  Acquisition
                    Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from time to time        N
                    party hereto as Lenders and BankBoston, N.A. as Agent.
10.12h              Amendment  No. 8 to  Credit  Agreement,  dated as of  October  15,  1999,  by and among
                    American  Architectural  Products  Corporation,  Eagle & Taylor Company,  Forte,  Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc.,  Binnings Building Products,  Inc.
                    Danvid  Window  Company,  Modern Window  Acquisition  Corporation,  American  Glassmith
                    Acquisition  Corporation,  VinylSource,  Inc.,  Weather-Seal  Acquisition  Corporation,
                    Eagle Window & Door Center,  Inc.,  Denver  Window  Acquisition  Corporation,  AAPC One
                    Acquisition  Corporation,  AAPC Two Acquisition  Corporation and the Institutions  from        O
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.
10.12i              Waiver and  Amendment No. 9 to Credit  Agreement,  dated as of June 1, 2000, is entered        *
                    into by and among American Architectural Products Corporation,  Eagle & Taylor Company,
                    Forte, Inc.,  Western Insulated Glass, Co.,  Thermetic Glass,  Inc.,  Binnings Building
                    Products, Inc. Danvid Window Company, Modern Window Acquisition  Corporation,  American
                    Glassmith, Inc., VinylSource,  Inc., American Weather-Seal Company, Eagle Window & Door
                    Center,  Inc.,  Denver  Window  Company,  AAPC One  Acquisition  Corporation,  AAPC Two
                    Acquisition  Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A. as Agent.
21                  Subsidiaries of American Architectural Products Corporation                                    *
27                  Financial Data Schedule                                                                        *


*                   Filed herewith.
-                   Previously filed.
A                   Incorporated  by reference to Amendment No. 1 to the Company's  Registration  Statement
                    on Form 10-SB filed November 22, 1996.
B                   Incorporated  by reference to the  Company's  Current  Report on Form 8-K dated October
                    25, 1996.
C                   Incorporated by reference to the Company's definitive
                    Information Statement relating to the special meeting of
                    shareholders held on April 1, 1997.
D                   Incorporated  by reference to the Company's  Current  Report on Form 8-K dated December
                    10, 1997.
E                   Incorporated  by reference to Amendment No. 2 to the Company's  Registration  Statement
                    on Form 10-SB filed April 17, 1997.
F                   Incorporated by reference to the Company's Registration
                    Statement on Form S-4 filed January 15, 1998.
G                   Incorporated  by reference to Amendment No. 1 to the Company's  Registration

                    Statement on Form S-4 filed April 7, 1998.
H                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1998 filed May 15, 1998.
I                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1998, filed May 15, 1998.
J                   Incorporated  by reference to the Company's  Current  Report on Form 8-K dated June 29,
                    1998.
K                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1998, filed August 14, 1998.
L                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended September 30, 1998, filed November 16, 1998.
M                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 1999, filed May 14, 1999.
N                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 30, 1999, filed August 13, 1999.
O                   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended September 30, 1999, filed November 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             AMERICAN ARCHITECTURAL PRODUCTS CORP.



June 16, 2000                                                By: /s/ Joseph Dominijanni
                                                                -----------------------
                                                            Joseph Dominijanni
                                                            President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                                   TITLE                                   DATE
           ---------                                                   -----                                   ----

/s/ George S. Hofmeister                   Chairman of the Board of Directors                             June 16, 2000
------------------------------------
George S. Hofmeister

/s/ Joseph Dominijanni                      President, Chief Executive Officer and Director                June 16, 2000
------------------------------------
Joseph Dominijanni                          (Principal Executive Officer)

/s/ William T. Hull                         Chief Financial Officer                                        June 16, 2000
------------------------------------
William T. Hull                             (Principal Financial and Accounting Officer)