Form 10-Q
period 2000-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2000-07-25
CIK 940034

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For period ended March 31, 2000

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


                 3000 Northwest 125th St., Miami, Florida 33167
                    (Address of principal executive offices)

                                 (305) 681-0848
              (Registrant's telephone number, including area code)

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

         Common stock, $.001 par value, 14,321,616 shares outstanding at March 31, 2000

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                   FORM 10-Q
                                     INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
              Consolidated Balance Sheets - December 31, 1999 and March 31, 2000 Consolidated Statements of Operations - Three months ended
                                                      March 31, 1999 and 2000
              Consolidated Statements of Cash Flows - Three months ended
                                                      March 31, 1999 and 2000
              Notes to Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   (Unaudited)
                                                                            December 31,            March 31,
                                                                               1999                   2000
                                                                            ------------           ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                $     56,000           $     22,000
   Accounts receivable, less allowance
     for doubtful accounts of $1,299,000 and $1,122,000                       30,278,000             30,914,000
   Accounts receivable - related parties                                         452,000                 77,000
   Inventories                                                                28,659,000             26,099,000
   Prepaid expenses and other current assets                                   2,756,000              2,826,000
   Assets of discontinued operations, net                                      3,384,000              4,101,000
   Assets held for sale                                                        5,984,000              5,984,000
                                                                            ------------           ------------
TOTAL CURRENT ASSETS                                                          71,569,000             70,023,000
                                                                            ------------           ------------
PROPERTY AND EQUIPMENT
   Land and improvements                                                       1,538,000              1,538,000
   Buildings and improvements                                                 17,473,000             17,301,000
   Machinery, tools and equipment                                             41,183,000             40,382,000
   Computers and office equipment                                              8,326,000              8,147,000
                                                                            ------------           ------------
                                                                              68,520,000             67,368,000
   Less accumulated depreciation                                             (14,719,000)           (15,860,000)
                                                                            ------------           ------------
NET PROPERTY AND EQUIPMENT                                                    53,801,000             51,508,000
                                                                            ------------           ------------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $2,587,000
     and $2,832,000                                                           22,902,000             22,453,000
   Deferred financing costs, net of accumulated
     amortization of $2,601,000 and $2,806,000                                 5,598,000              5,393,000
   Other, net of accumulated amortization of $480,000 and $539,000             3,202,000              4,103,000
                                                                            ------------           ------------
TOTAL OTHER ASSETS                                                            31,702,000             31,949,000
                                                                            ------------           ------------
                                                                            $157,072,000           $153,480,000
                                                                            ============           ============

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                                                                     (Unaudited)
                                                              December 31,            March 31,
                                                                 1999                   2000
                                                              ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Revolving line-of-credit                                   $ 23,260,000           $ 21,634,000
   Accounts payable - trade                                     22,277,000             19,850,000
   Payable to seller for purchase price adjustment               1,463,000              1,048,000
   Accrued Expenses
     Compensation and related benefits                           5,010,000              4,222,000
     Current portion of warranty obligations                     2,370,000              2,361,000
     Other                                                       8,770,000             13,335,000
   Current portion of capital lease
      obligations                                                1,239,000                889,000
   Current maturities of long-term debt                            435,000            132,771,000
                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                       64,824,000            196,110,000
Long-term debt, less current maturities                        132,519,000                 19,000
Long-term capital lease obligations,
   less current portion                                          2,579,000              2,708,000
Accrued warranty obligations, less current portion               2,177,000              2,182,000
Other                                                            2,547,000              2,534,000
                                                              ------------           ------------
TOTAL LIABILITIES                                              204,646,000            203,553,000
                                                              ------------           ------------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                       --                     --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                       --                     --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 shares outstanding                      14,000                 14,000
   Additional paid-in capital                                    9,142,000              9,142,000
   Retained deficit                                            (56,730,000)           (59,229,000)
                                                              ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                    (47,574,000)           (50,073,000)
                                                              ------------           ------------
                                                              $157,072,000           $153,480,000
                                                              ============           ============



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                (Unaudited)
                                                             Three months ended
                                                                 March 31,
                                                     ---------------------------------
                                                        1999                  2000
                                                     -----------           -----------
Net Sales                                            $71,361,000           $68,999,000
Cost of Sales                                         58,010,000            57,407,000
                                                     -----------           -----------
GROSS PROFIT                                          13,351,000            11,592,000
Selling Expense                                        6,728,000             6,808,000
General and Administrative Expenses                    5,845,000             6,008,000
                                                     -----------           -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 778,000            (1,224,000)
                                                     -----------           -----------
Other Income (Expense)
   Interest expense, net                              (4,369,000)           (4,619,000)
   Gain on sale of business                                   --             3,593,000
   Miscellaneous                                         (71,000)             (249,000)
                                                     -----------           -----------
Total Other Income (Expense)                          (4,440,000)           (1,275,000)
                                                     -----------           -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX BENEFIT                                 (3,662,000)           (2,499,000)
Income Tax Benefit                                            --                    --
                                                     -----------           -----------
LOSS FROM CONTINUING OPERATIONS                       (3,662,000)           (2,499,000)
LOSS FROM DISCONTINUED OPERATIONS                       (482,000)                   --
                                                     -----------           -----------
NET LOSS                                             $(4,144,000)          $(2,499,000)
                                                     ===========           ===========

BASIC AND DILUTED LOSS PER COMMON SHARE
   Continuing operations                             $     (0.27)          $     (0.17)
   Discontinued operations                                 (0.03)                   --
                                                     -----------           -----------
BASIC AND DILUTED NET LOSS PER COMMON SHARE          $     (0.30)          $     (0.17)
                                                     ===========           ===========




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                   (Unaudited)
                                                                                                Three months ended
                                                                                                    March 31,
                                                                                           1999                  2000
                                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                         $(3,662,000)          $(2,499,000)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
     Depreciation                                                                         1,977,000             2,079,000
     Amortization                                                                           588,000               518,000
     Loss on sale of property and equipment                                                  32,000                    --
     Gain on sale of business                                                                    --            (3,593,000)
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                                 (5,351,000)           (1,181,000)
     Inventories                                                                           (743,000)            1,583,000
     Prepaid and other current assets                                                    (1,941,000)              (97,000)
     Other assets                                                                        (1,262,000)             (284,000)
     Accounts payable                                                                     1,098,000            (1,765,000)
     Accrued expenses and other liabilities                                               5,323,000             4,111,000
                                                                                        -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                                    (3,941,000)           (1,128,000)
                                                                                        -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                  (2,121,000)             (699,000)
     Proceeds from the sale of business                                                          --             4,521,000
     Acquisition costs                                                                     (415,000)                   --
                                                                                        -----------           -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (2,536,000)            3,822,000
                                                                                        -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit                              7,807,000            (1,626,000)
     Payments on long-term debt and capital lease
      Obligations                                                                          (340,000)             (385,000)
                                                                                        -----------           -----------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                                        7,467,000            (2,011,000)
                                                                                        -----------           -----------
CASH FLOWS PROVIDED BY CONTINUING OPERATIONS                                                990,000               683,000
CASH FLOWS USED IN DISCONTINUED OPERATIONS                                                 (231,000)             (717,000)
                                                                                        -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        759,000               (34,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               88,000                56,000
                                                                                        -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   847,000           $    22,000
                                                                                        ===========           ===========


          See accompanying notes to consolidated financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company (ETC), Forte, Inc. (Forte), Western Insulated Glass, Co. (Western), Thermetic Glass, Inc., Binnings Building Products, Inc. (Binnings), Danvid Window Company, American Glassmith, Inc., Modern Window Corporation, VinylSource, Inc. (VinylSource), Denver Window Corporation, American Weather-Seal Company and TM Window & Door. In 2000, the Company sold Western and VinylSource.

In addition, in May 2000, the Company completed its previously announced plan to exit its commercial business segment activities carried out through Forte. Forte has been reflected as a discontinued operation in the accompanying financial statements and, accordingly, unless otherwise stated, the accompanying notes for all periods presented exclude amounts related to this discontinued operation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2000. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of the Company for the year ended December 31, 1999 included in the annual report on Form 10-K.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Divestiture

In March 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, receiving $4.5 million in cash and accepting a note receivable for $1.1 million. The buyer will pay interest on the note monthly at the annual rate of 8%. The note is due in full in February 2002. The Company recorded a gain of approximately $3.6 million on the sale. Additionally, Western signed a distributorship agreement with the Company for the right to distribute certain AAPC products.


3. Inventories

Inventories consisted of the following:

                               December 31, 1999      March 31, 2000
                               -----------------      --------------
         Raw materials            $16,283,000          $14,886,000
         Work-in-process            4,372,000            4,631,000
         Finished goods             8,004,000            6,582,000
                                  -----------          -----------
                                  $28,659,000          $26,099,000
                                  ===========          ===========

4. Assets Held for Sale

In the fourth quarter 2000, the Company moved its Binnings extrusion and manufacturing operations from Aventura, Florida to a newly leased 190,000 square foot facility in Miami, Florida. The Aventura facility is owned and the Company is currently attempting to sell the facility. The Company booked a loss, including estimated costs to sell, in the fourth quarter of 1999 to reduce this property to its estimated net realizable value.

As part of the agreement on the sale of Taylor Building Products, Inc., a division of ETC, the Company retained the real property of this business. However, the buyer is required to purchase it within a period not to exceed nineteen months provided certain conditions are met. The Company expects to sell this property to the buyer at its approximate net book value of $1.5 million in the third quarter of 2000.

5. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                                     Three months ended
                                                          March 31,
                                              ---------------------------------
                                                  1999                 2000
                                              -----------           -----------
EARNINGS
Continuing operations                         $(3,662,000)          $(2,499,000)
Discontinued operations                          (482,000)                   --
SHARES
Basic and diluted                              13,696,687            14,321,616
PER COMMON SHARE - BASIC AND DILUTED
Continuing operations                         $     (0.27)          $     (0.17)
Discontinued operations                             (0.03)                   --
                                              -----------           -----------
                                              $     (0.30)          $     (0.17)
                                              ===========           ===========

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

6. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1999 and 2000, comprehensive income for the Company did not differ from net income.

7. Financing & Debt Service

The Company's financial statements for the year ended December 31, 1999 were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Additionally, the Company is required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment related to the sale of Taylor is required by September 3, 2000, which is 270 days after the sale. Furthermore, as discussed below, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 and March 31, 2000 but has obtained waivers for its violations.

The Company failed to meet a covenant required under its line of credit facility relating to a fixed charge coverage ratio in the first quarter of 2000, but obtained a waiver from its lenders. The Company also has doubt about its ability to meet its covenants during the remainder of fiscal year 2000 but expects to obtain waivers from its lenders in the event it does not meet its thresholds.

To generate cash flow sufficient to meet its requirements, the Company is contemplating financing transactions, which may be in addition to its current debt structure, or restructure of that debt, and the continued sale of certain non-core assets. Management can give no level of assurance that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligation will be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date would constitute an Event of Default under the indenture. Should an Event of Default occur, the Trustee representing the noteholders or noteholders of 25% or more of the Notes may declare the Notes, and unpaid interest, if any, due and payable immediately. The Company did not make the interest payment on June 1, 2000 or within the 30 day grace period, and accordingly, based on the Noteholders' rights to demand the Notes due and payable immediately, the Company has reclassified its Notes as a current liability. The Company continues to work with its financial advisors to consider options relating to refinancing, raising new capital, restructuring existing funded debt obligations and potential sales of non-core assets. The Company will also continue to pursue the possible refinancing of its senior secured bank revolver.

At March 31, 2000, the Company had $3.4 million available under its revolving line-of-credit facility and the weighted average interest rate was 8.7%.

8. Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three months ended March 31, 1999 and 2000.

9. Segment Information

                                                                       Three months ended March 31
                                                     -------------------------------------------------------------
                                                                  1999                             2000
                                                     ------------------------------    ---------------------------
                                                      Residential       Extrusion       Residential     Extrusion
                                                     ------------      -----------     ------------    -----------
                                                                             (in thousands)
Revenues from external customers                     $ 58,280,000      $11,634,000     $ 59,713,000    $ 7,539,000
Intersegment revenues                                     997,000          451,000          688,000      1,059,000
Operating profit (loss)                                 2,651,000          281,000        1,063,000       (747,000)
Total assets                                          140,541,000       37,136,000      116,965,000     19,523,000


A reconciliation of combined operating profit for the residential and extrusion segments to consolidated loss before income taxes is as follows:

                                                                   Three months ended
                                                                         March 31
                                                             ---------------------------------
                                                                1999                   2000
                                                             -----------           -----------
Total profit from operating segments                         $ 2,932,000           $   316,000
Less:
  Corporate and eliminations                                   2,154,000             1,540,000
  Other (income) expenses                                         71,000            (3,344,000)
  Interest expense, net                                        4,369,000             4,619,000
                                                             -----------           -----------
Loss from continuing operations before income taxes          $(3,662,000)          $(2,499,000)
                                                             ===========           ===========

10. Discontinued Operation

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for three months ended March 31, 1999 and 2000 were $767,000 and $417,000, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations. The loss from discontinued operations for the period ended March 31, 1999 was $483,000 and consisted of the loss generated from operations.

The net assets of Forte have been reported in the accompanying consolidated balance sheet as assets of discontinued operations, net and are classified as current and non-current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                       December 31,         March 31,
                                          1999                2000
                                       ----------          ----------
Accounts receivable                    $1,983,000          $1,627,000
Inventory                               1,552,000           1,991,000
Property, plant and equipment           1,630,000           1,654,000
Other assets                              135,000              67,000
                                       ----------          ----------
     Assets                             5,300,000           5,339,000

Accounts payable                          678,000             723,000
Other liabilities                       1,238,000             515,000
                                       ----------          ----------
     Liabilities                        1,916,000           1,238,000
                                       ----------          ----------
              Net assets               $3,384,000          $4,101,000
                                       ==========          ==========

11. Subsequent Event

In May 2000, the Company sold certain of the assets of VinylSource, including inventories and fixed assets, for cash of $6.3 million, the approximate book value of these assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte, Inc. The operating results of this business have continually declined and the Company implemented a plan to discontinue operations by May 2000. The Company is currently seeking a buyer for the assets of the business. Forte has been recorded as a discontinued operation in the accompanying financial statements. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.


Net Sales. Net sales for the three months ended March 31, 2000 were $69.0 million as compared with $71.4 million for the three months ended March 31, 1999. The decrease of $2.4 million results primarily from $6.7 million of sales decrease associated with divestiture of Taylor and Western, offset by $2.7 million in sales associated with TM Window & Door. The Company had internal sales growth in the quarter of $1.6 million. Net sales in the residential segment, excluding acquisition and divestiture activity, increased approximately $5.0 million over the comparable period of the prior year due primarily to strengthening customer relationships and market share gains in the aluminum-clad wood and vinyl window markets. Extrusion sales, excluding acquisition and divestiture activities, were down $3.4 million reflecting a $1.0 million decrease in sales for the Kreidel extrusion plant which was destroyed by fire in October 1999, $0.5 million decline in other vinyl sales primarily due to the loss of a few significant customers and $1.4 million in reduced aluminum sales due to declining demands with existing customers.

Gross Profit. Gross profit decreased $1.8 million to $11.6 million for the three months ended March 31, 2000 from $13.4 million for the three months ended March 31, 1999. This decrease reflects a $0.8 million decline associated with the divestiture of Taylor and Western offset by the acquisition of TM Window & Door and a $1.0 million decline internally. Exclusive of acquisition and divestiture activity, the residential segment reported a $0.2 million increase in gross profit while the extrusion segment reported a $1.2 million decline in its gross profit. The extrusion decline results directly from the sales decline and higher fixed costs associated with the Company's aluminum facility in the southern United States. The gross margin for the three months ended March 31, 2000 was 16.8% compared to 18.7% for the three months ended March 31,1999. The decrease in gross margin reflects the decline in the gross profit of the Company's aluminum fabrication and extrusion businesses in the southern United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $12.8 million compared to $12.6 million for the comparable period in 1999. The effect of the sale of Taylor and Western and the acquisition of TM Window & Door resulted in a net decrease of $0.5 million in selling, general and administrative expenses for the three month period. Internally, the Company's selling, general and administrative costs increased $0.7 million, which was comprised of a $1.5 million increase in the residential segment, a $0.2 million decrease in the extrusion segment and a $0.6 million decrease in corporate costs. The increase in the residential segment results primarily from higher selling costs with the Company's southern and southwestern aluminum operations. The decline in corporate costs results from the downsizing and move of the corporate offices in the fourth quarter of 1999.

(Loss)/Income from Operations. The Company had a loss from operations for the three months ended March 31, 2000 of $1.2 million, compared to income from operations of $0.8 million for the three months ended March 31, 1999.

Interest Expense. Interest expense increased from $4.4 million for the three months ended March 31,1999 to $4.6 million for the three months ended March 31, 2000. The increase relates principally to interest on the line of credit facility.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are for debt service requirements under its Senior Unsecured Notes due 2007 (Notes), the note issued in connection with the Weather-Seal acquisition and the revolving credit facility and for working capital needs and capital expenditures.

         Cash used in operating activities was $3.9 million and $1.1 million for the three months ended March 31, 1999 and 2000, respectively. The decrease in cash used in operations for 2000 over the prior year reflects better management of operating cash through receivables and payables and the better use of inventories in production in the first quarter.

         Capital expenditures for the three months ended March 31, 1999 and 2000 were $2.1 million and $0.7 million, respectively. The Company has slowed its capital expenditure program due to current liquidity constraints. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities. Cash provided by investing activities in the three months ended March 31, 2000 includes $4.5 million in cash received from the sale of Western, which closed in March 2000 for total consideration of $5.6 million. The Company accepted a $1.1 million term note receivable due in two years for the remaining consideration.

         Net activity on the Company's line of credit resulted in sources of cash of $7.8 million in the three months ended March 31, 1999 and a use of cash of $1.6 million for the same period of 2000. This reflects the Company generating cash from the sale of Western and using less cash in operations than in 1999.

         The Company's financial statements for the year ended December 31, 1999 were prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. For the fiscal years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Additionally, the Company is required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment of approximately $9.2 million in proceeds from the sale of Taylor is required by September 3, 2000, which is 270 days after the sale. Furthermore, the Company failed to meet certain covenants required under its line of credit facility relating to fixed charge coverage ratios and minimum EBIDTA levels at December 31, 1999 and March 31, 2000, but obtained waivers from its lenders. The Company also has doubt about its ability to meet its covenants during the remainder of fiscal year 2000 but expects to obtain waivers from the lenders. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its debt agreements, to obtain additional financing or refinancing as may be required and ultimately, to attain profitability. To generate cash flow sufficient to meet its requirements, the Company is contemplating financing transactions, which may be in addition to its current debt structure or restructure of that debt and the continued sale of certain non-core assets. Management can give no level of assurance that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligations will be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

         The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date would constitute an Event of Default under the indenture. Should an Event of Default occur, the Trustee representing the noteholders or noteholders of 25% or more of the Notes may declare the Notes, and unpaid interest, if any, due and payable immediately. The Company did not make the interest payment on June 1, 2000 or within the 30 day grace period, and accordingly, based on the Noteholders' rights to demand the Notes due and payable immediately, the Company has reclassified its Notes as a current liability. The Company continues to work with its financial advisors to consider options relating to refinancing, raising new capital, restructuring existing funded debt obligations and potential sales of non-core assets. The Company will also continue to pursue the possible refinancing of its senior secured bank revolver.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "believe" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $72,000 with a corresponding increase in loss before taxes of the same amount, for the three months ended March 31, 2000. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at March 31, 2000 by category.

PART II -- OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.12j WAIVER & AMENDMENT NO. 10 TO CREDIT AGREEMENT dated as of June 16, 2000, among American Architectural Products Corporation, a Delaware corporation, Eagle & Taylor Company, a Delaware corporation, Forte, Inc. an Ohio corporation, Western Insulated Glass, Co., an Arizona corporation, Thermetic Glass, Inc., a Delaware corporation, Binnings Buildings Products, Inc., a Delaware corporation, Danvid Window Company, a Delaware corporation, Modern Window Corporation, a Delaware corporation, American Glassmith, Inc., a Delaware corporation, VinylSource, Inc., a Delaware corporation, American Weather-Seal Company, a Delaware corporation, Eagle Window & Door Center, Inc., a Delaware corporation, Denver Window Company, a Delaware corporation, AAPC One Acquisition Corporation, a Delaware corporation, AAPC Two Acquisition Corporation, a Delaware corporation, the institutions party to the Credit Agreement, and BankBoston, N.A. as agent.

     27        Financial Data Schedule


(b)  Reports on Form 8-K
     The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: July 25, 2000                          /s/ Joseph Dominijanni
                                             -----------------------------------
                                             Joseph Dominijanni
                                             President & Chief Executive Officer

                                             /s/ William T. Hull
                                             -----------------------------------
                                             William T. Hull
                                             Chief Financial Officer