Form 10-Q
period 2000-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2000-08-14
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period From _________________to ___________________.

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

         Common stock, $.001 par value, 14,321,616 shares outstanding at June 30, 2000

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                  Consolidated Balance Sheets - December 31, 1999 and June 30, 2000
                  Consolidated Statements of Operations - Three and six months ended June 30, 1999 and 2000 Consolidated Statements of Cash
                  Flows - Six months ended June 30, 1999 and 2000 Notes to
                  Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                                         (Unaudited)
                                                                                    December 31,          June 30,
                                                                                        1999                2000
                                                                                   ----------------    ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $        56,000     $       447,000
   Accounts receivable, less allowance
     for doubtful accounts of $1,299,000 and $1,335,000                                 30,278,000          32,939,000
   Accounts receivable - related parties                                                   452,000             205,000
   Inventories                                                                          28,659,000          25,957,000
   Prepaid expenses and other current assets                                             2,756,000           3,387,000
   Assets of discontinued operations, net                                                3,384,000           3,111,000
   Assets held for sale                                                                  5,984,000           5,984,000
                                                                                   ----------------    ----------------
TOTAL CURRENT ASSETS                                                                    71,569,000          72,030,000
                                                                                   ----------------    ----------------
PROPERTY AND EQUIPMENT
   Land and improvements                                                                 1,538,000           1,538,000
   Buildings and improvements                                                           17,473,000          17,020,000
   Machinery, tools and equipment                                                       41,183,000          32,355,000
   Computers and office equipment                                                        8,326,000           7,414,000
                                                                                   ----------------    ----------------
                                                                                        68,520,000          58,327,000
   Less accumulated depreciation                                                       (14,719,000)        (13,531,000)
                                                                                   ----------------    ----------------
NET PROPERTY AND EQUIPMENT                                                              53,801,000          44,796,000
                                                                                   ----------------    ----------------
OTHER
   Cost in excess of net assets acquired, net of
     accumulated amortization of $2,587,000 and $3,085,000                              22,902,000          22,201,000
   Deferred financing costs, net of accumulated
     amortization of $2,601,000 and $3,011,000                                           5,598,000           5,907,000
   Other, net of accumulated amortization of $480,000 and $599,000                       3,202,000           4,757,000
                                                                                   ----------------    ----------------
TOTAL OTHER ASSETS                                                                      31,702,000          32,865,000
                                                                                                       ----------------
                                                                                   ----------------
                                                                                   $   157,072,000     $   149,691,000
                                                                                   ================    ================

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                                                                                         (Unaudited)
                                                                                    December 31,          June 30,
                                                                                        1999                2000
                                                                                   ----------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Revolving line-of-credit                                                         $  23,260,000      $   19,476,000
   Accounts payable - trade                                                            22,277,000          18,867,000
   Payable to seller for purchase price adjustment                                      1,463,000           1,048,000
   Accrued Expenses
     Compensation and related benefits                                                  5,010,000           4,688,000
     Current portion of warranty obligations                                            2,370,000           2,377,000
     Interest and other                                                                 8,770,000          15,821,000
   Current portion of capital lease
      obligations                                                                       1,239,000             721,000
   Current maturities of long-term debt                                                   435,000         132,679,000
                                                                                   ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                              64,824,000         195,677,000
Long-term debt, less current maturities                                               132,519,000                  --
Long-term capital lease obligations,
   less current portion                                                                 2,579,000           2,282,000
Accrued warranty obligations, less current portion                                      2,177,000           2,583,000
Other                                                                                   2,547,000           3,009,000
                                                                                   ----------------    ----------------
TOTAL LIABILITIES                                                                     204,646,000         203,551,000
                                                                                   ----------------    ----------------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                                              --                  --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                                              --                  --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 shares outstanding                                             14,000              14,000
   Additional paid-in capital                                                           9,142,000           9,142,000
   Retained deficit                                                                   (56,730,000)        (63,016,000)
                                                                                   ----------------    ----------------
TOTAL STOCKHOLDERS' DEFICIT                                                           (47,574,000)        (53,860,000)
                                                                                   ----------------    ----------------
                                                                                     $157,072,000      $  149,691,000
                                                                                   ================    ================



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            (Unaudited)                               (Unaudited)
                                                        Three months ended                         Six months ended
                                                             June 30,                                  June 30,
                                               --------------------------------------    --------------------------------------
                                                    1999                 2000                   1999                 2000
                                               ----------------    -----------------       ----------------    ------------------

Net Sales                                      $    80,997,000     $    71,265,000        $   152,294,000     $   140,264,000
Cost of Sales                                       64,746,000          57,397,000            122,692,000         114,805,000
                                               ----------------    -----------------      ---------------     -----------------
GROSS PROFIT                                        16,251,000          13,868,000             29,602,000          25,459,000
Selling Expense                                      6,942,000           6,740,000             13,649,000          13,549,000
General and Administrative Expenses                  6,280,000           5,340,000             12,147,000          11,347,000
                                               ----------------    -----------------      ---------------     -----------------
INCOME FROM CONTINUING OPERATIONS                    3,029,000           1,788,000              3,806,000             563,000
                                               ----------------    -----------------      ---------------     -----------------
Other Income (Expense)
   Interest expense, net                            (5,216,000)         (4,506,000)            (9,585,000)         (9,125,000)
   Gain on sale of business                                 --                  --                     --           3,593,000
   Miscellaneous                                      (682,000)           (481,000)              (753,000)           (729,000)
                                               ----------------    -----------------      ---------------     -----------------
Total Other (Expense)                               (5,898,000)         (4,987,000)           (10,338,000)         (6,261,000)
                                               ----------------    -----------------      ---------------     -----------------
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT                           (2,869,000)         (3,199,000)            (6,532,000)         (5,698,000)
Income Tax Benefit                                          --                  --                     --                  --
                                               ----------------    -----------------      ---------------     -----------------
LOSS FROM CONTINUING OPERATIONS                     (2,869,000)         (3,199,000)            (6,532,000)         (5,698,000)
LOSS FROM DISCONTINUED OPERATIONS                     (477,000)           (588,000)              (960,000)           (588,000)
                                               ----------------    -----------------      ---------------     -----------------
NET LOSS                                       $    (3,346,000)    $    (3,787,000)       $    (7,492,000)    $    (6,286,000)
                                               ================    =================      ===============     =================

BASIC AND DILUTED LOSS PER COMMON SHARE
   Continuing operations                       $         (0.20)    $        (0.22)        $         (0.47)    $         (0.40)
   Discontinued operations                               (0.04)             (0.04)                  (0.07)              (0.04)
                                               ----------------    -----------------      ---------------     -----------------
BASIC AND DILUTED NET LOSS PER COMMON          $         (0.24)    $        (0.26)        $         (0.54)    $         (0.44)
SHARE
                                               ================    =================      ===============     =================




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (Unaudited)
                                                                                    Six months ended
                                                                                        June 30,
                                                                                1999                2000
                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                            $   (6,532,000)     $   (5,698,000)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
     Depreciation                                                               4,018,000           3,900,000
     Amortization                                                               1,903,000           1,036,000
     Loss on sale of property and equipment                                        29,000             130,000
     Special - loss on financing costs                                            652,000
     Gain on sale of business                                                          --          (3,593,000)
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                       (7,177,000)         (3,334,000)
     Inventories                                                               (1,538,000)            252,000
     Prepaid and other current assets                                          (2,637,000)           (820,000)
     Other assets                                                              (2,613,000)           (113,000)
     Accounts payable                                                           3,750,000          (2,376,000)
     Accrued expenses and other liabilities                                       754,000           7,078,000
                                                                           ----------------    ----------------
NET CASH USED IN OPERATING ACTIVITIES                                          (9,391,000)         (3,538,000)
                                                                           ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                        (3,780,000)         (1,302,000)
     Proceeds from the sale of property and equipment                           3,176,000             533,000
     Proceeds from the sale of business                                                --          10,407,000
     Acquisition costs                                                           (719,000)                 --
                                                                           ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (1,323,000)          9,638,000
                                                                           ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit                   13,679,000          (3,784,000)
     Payments on long-term debt and capital leases                               (486,000)           (882,000)
     Payments for debt issue costs                                             (1,685,000)           (720,000)
                                                                           ----------------    ----------------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                             11,508,000          (5,386,000)
                                                                           ----------------    ----------------
CASH FLOWS PROVIDED BY CONTINUING OPERATIONS                                      794,000             714,000
CASH FLOWS USED IN DISCONTINUED OPERATIONS                                       (570,000)           (323,000)
                                                                           ----------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         224,000             391,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     88,000              56,000
                                                                           ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      312,000      $      447,000
                                                                           ================    ================


          See accompanying notes to consolidated financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company ("ETC"), Forte, Inc. ("Forte"), Western Insulated Glass, Co. ("Western"), Thermetic Glass, Inc., Binnings Building Products, Inc. ("Binnings"), Danvid Window Company, American Glassmith, Inc., Modern Window Corporation, VinylSource, Inc. ("VinylSource"), Denver Window Corporation, American Weather-Seal Company and TM Window & Door.

In 2000, the Company sold Western and VinylSource and completed its previously announced plan to exit its commercial business segment activities carried out through Forte. Forte has been reflected as a discontinued operation in the accompanying financial statements and accordingly, unless otherwise stated, the accompanying notes for all periods presented exclude amounts related to this discontinued operation.

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

2. Divestitures

In March 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, consisting of $4.5 million in cash and a note receivable for $1.1 million. Interest on the note is payable monthly at the annual rate of 8%. The note matures in February 2002. The Company recorded a gain of approximately $3.6 million on the sale. Additionally, the buyer signed a distributorship agreement with the Company for the right to distribute certain AAPC products.

In May 2000, the Company sold the inventories, leasehold improvements and equipment of VinylSource for approximately $5.9 million in cash. The Company recorded a loss of approximately $0.1 million on the sale.


3. Inventories

Inventories consisted of the following:
                                                                  December 31, 1999            June 30, 2000
                                                                 ---------------------       ------------------

      Raw materials                                              $    16,283,000             $     14,930,000
      Work-in-process                                                  4,372,000                    3,898,000
      Finished goods                                                   8,004,000                    7,129,000
                                                                 ---------------------       ------------------
                                                                 $    28,659,000             $     25,957,000
                                                                 =====================       ==================

4. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                                     Three months ended                         Six months ended
                                                          June 30,                                  June 30,
                                            --------------------------------------     -----------------------------------
                                                   1999               2000                    1999              2000
                                            ------------------- ------------------     ------------------- ---------------
EARNINGS
Continuing operations                       $     (2,869,000)   $  (3,199,000)        $     (6,532,000)  $  (5,698,000)
Discontinued operations                             (477,000)        (588,000)                (960,000)       (588,000)
SHARES
Basic and diluted                                 14,026,866       14,321,616               14,026,866      14,321,616
PER COMMON SHARE - BASIC AND DILUTED
Continuing operations                       $          (0.20)   $       (0.22)        $          (0.47)  $       (0.40)
Discontinued operations                                (0.04)           (0.04)                   (0.07)          (0.04)
                                            ------------------- ------------------    ------------------ -----------------
                                            $          (0.24)   $       (0.26)        $          (0.54)  $       (0.44)
                                            =================== ==================    ================== =================

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

5. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended June 30, 1999 and 2000, comprehensive income for the Company did not differ from net income.

6.       Financing & Debt Service

The Company's financial statements for the year ended December 31, 1999 were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Additionally, the Company is required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment related to the sale of Taylor is required by September 3, 2000, which is 270 days after the sale. Furthermore, the Company was in violation of certain covenants required to be met as a part of its line-of-credit facility agreement at December 31, 1999 and March 31, 2000 but obtained waivers from its lender for the violations.

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

To generate cash flow sufficient to meet its requirements, the Company is contemplating financing transactions, which may be in addition to its current debt structure or restructure of that debt and the continued sale of certain assets. Management can give no level of assurance that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligation will be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

The Company is exploring various alternatives, including possible restructuring of certain of its outstanding indebtedness. The Company announced in July 2000 that it had reached an agreement in principle for a consensual debt restructuring with an unofficial committee representing holders of the notes. The proposed restructuring is subject to a number of conditions, including execution and delivery of mutually acceptable definitive documentation and the acceptance by holders of a sufficient amount of outstanding notes, and there can be no assurance that the restructuring will be successfully implemented on the terms proposed. The Company will continue to explore various restructuring alternatives and while there can be no assurance that the Company will proceed with a restructuring of its indebtedness, any such restructuring may involve the conversion of debt to equity or other similar transactions which could result in material and substantial dilution to existing holders of the Company's equity securities.

The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date constitutes an Event of Default under the indenture. Upon the occurrence of an Event of Default, the Trustee representing the noteholders or noteholders of 25% or more of the Notes may declare the notes, and unpaid interest, if any, due and payable immediately. The Company did not make the interest payment on June 1, 2000 or within the 30 day grace period, and accordingly, based on the noteholders' rights to demand the Notes due and payable immediately, the Company has reclassified its Notes as a current liability. The Company will continue to explore various restructuring alternatives, including the possible refinancing of its senior secured bank revolver.

At June 30, 2000, the Company had $5.5 million available under its revolving line-of-credit facility and the interest rate was 9.75%.

7.       Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three and six months ended June 30, 1999 and 2000.

8.       Segment Information

                                                                       Three months ended June 30
                                                     ----------------------------------------------------------------
                                                                 1999                              2000
                                                     ------------------------------    ------------------------------
                                                     Residential     Extrusion         Residential     Extrusion
                                                     --------------- --------------    --------------- --------------

Revenues from external customers                     $ 68,587,000    $  12,410,000     $ 64,669,000    $ 6,595,000
Intersegment revenues                                   1,162,000          595,000        1,237,000        819,000
Operating profit (loss)                                 4,740,000          476,000        3,898,000       (831,000)
Total assets                                          139,419,000       40,231,000      118,149,000     12,551,000

                                                                        Six months ended June 30
                                                     ----------------------------------------------------------------
                                                                 1999                              2000
                                                     ------------------------------    ------------------------------
                                                     Residential     Extrusion         Residential     Extrusion
                                                     --------------- --------------    --------------- --------------

Revenues from external customers                     $ 127,865,000   $  24,430,000     $ 125,071,000   $15,193,000
Intersegment revenues                                    2,157,000         983,000         1,925,000     1,878,000
Operating profit (loss)                                  7,392,000         756,000         4,961,000    (1,578,000)
Total assets                                           139,419,000      40,231,000       118,149,000    12,551,000




A reconciliation of combined operating profit for the residential and extrusion segments to consolidated loss before income taxes is as follows:


                                                                 Three months ended               Six months ended
                                                                       June 30                        June 30
                                                           -------------------------------- -----------------------------
                                                                1999            2000            1999           2000
                                                           --------------- ---------------- -------------- --------------

   Total profit from operating segments                    $   5,216,000   $   3,067,000    $   8,148,000  $   3,383,000
   Less:
     Corporate and eliminations                                2,187,000       1,279,000        4,342,000      2,820,000
     Other (income) expenses                                     682,000         481,000          753,000     (2,864,000)
     Interest expense, net                                     5,216,000       4,506,000        9,585,000      9,125,000
                                                           --------------- ---------------- -------------- --------------
   Loss from continuing operations before income taxes     $  (2,869,000)  $  (3,199,000)   $  (6,532,000) $  (5,698,000)
                                                           =============== ================ ============== ==============

9.    Discontinued Operation

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for the six months ended June 30, 1999 and 2000 were $2,549,000 and $1,939,000, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations. The loss from discontinued operations for the period ended June 30, 1999 was $1,087,000 and consisted of the loss generated from operations.

The net assets of Forte have been reported in the accompanying consolidated balance sheets as assets of discontinued operations, net and are classified as current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                                                    December 31,            June 30,
                                                                        1999                  2000
                                                                ---------------------- --------------------

Accounts receivable                                             $      1,983,000       $      2,008,000
Inventory                                                              1,552,000              1,287,000
Property, plant and equipment                                          1,630,000              1,229,000
Other assets                                                             135,000                  9,000
                                                                ---------------------- --------------------
     Assets                                                            5,300,000              4,533,000

Accounts payable                                                         678,000                525,000
Other liabilities                                                      1,238,000                897,000
                                                                ---------------------- --------------------
     Liabilities                                                       1,916,000              1,422,000
                                                                ---------------------- --------------------
              Net assets                                        $      3,384,000       $      3,111,000
                                                                ====================== ====================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte. The operating results of this business have continually declined and the Company implemented a plan to discontinue operations by May 2000. The Company is currently seeking a buyer for the assets of the business. Forte has been recorded as a discontinued operation in the accompanying financial statements. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

Net Sales. Net sales for the three months ended June 30, 2000 were $71.3 million as compared with $81.0 million for the three months ended June 30, 1999. The decrease of $9.7 million results primarily from an $11.8 million reduction of sales attributed to businesses sold (Taylor, Western and VinylSource), offset by $3.8 million of sales from TM Window & Door, acquired in October 1999. The Company had an internal sales decline in the quarter of $1.7 million. Net sales in the residential segment, excluding acquisition and divestiture activity, increased approximately $4.7 million over the comparable period of the prior year due primarily to sales volume increases with existing and new customers in the aluminum-clad wood markets and volumes associated with new products in the vinyl window market. Extrusion sales, excluding acquisition and divestiture activities, were down $6.4 million largely reflecting a $3.2 million decrease in sales for the plastic extrusion group which suffered a plant loss due to fire in October 1999. Extrusion sales were down $3.2 million in the aluminum group due to declining demands.

Gross Profit. Gross profit decreased $2.4 million to $13.9 million for the three months ended June 30, 2000 from $16.3 million for the three months ended June 30, 1999. This decrease reflects a $1.7 million decline attributed to businesses sold, offset by sales of TM Window & Door and a $0.6 million decline internally. Exclusive of acquisition and divestiture activity, the residential segment reported a $0.7 million increase in gross profit while the extrusion segment reported a $1.3 million decline in its gross profit. The residential increase represents profits on incremental sales. The extrusion decline results directly from the sales decline and higher fixed costs associated with the Company's aluminum facility in the southern United States. The gross margin for the three months ended June 30, 2000 was 19.5% compared to 20.1% for the three months ended June 30,1999. The decrease in gross margin reflects the decline in the gross profit of the Company's aluminum fabrication and extrusion businesses in the southern United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 were $12.1 million compared to $13.2 million for the comparable period in 1999. The sale of Taylor, Western and VinylSource and the acquisition of TM Window & Door resulted in a net decrease of $1.1 million in selling, general and administrative expenses for the three month period. Internally, the Company's selling, general and administrative costs decreased $0.2, which was the result of a $0.7 million increase in the residential segment and a $0.9 million decrease in corporate costs. The increase in the residential segment results primarily from higher selling costs with the Company's southern and southwestern aluminum operations. The decline in corporate costs results from the downsizing and related move of the corporate offices in the fourth quarter of 1999.

Income from Operations. The Company had income from operations for the three months ended June 30, 2000 of $1.8 million, compared to $3.0 million for the three months ended June 30, 1999.

Interest Expense. Interest expense decreased from $5.2 million for the three months ended June 30,1999 to $4.5 million for the three months ended June 30, 2000. Interest on the line of credit facility was higher in 1999 due to outstanding amounts and the costs associated with the temporary increase in the line-of-credit.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended June 30, 2000 and 1999.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net Sales. Net sales for the six months ended June 30, 2000 were $140.3 million as compared with $152.3 million for the six months ended June 30, 1999. The decrease of $12.0 million results primarily from a sales reduction of $18.5 million attributable to businesses sold (Taylor, Western and VinylSource), offset by $6.0 million in sales from TM Window & Door, acquired in October 1999. The Company's internal sales were constant for the year to date periods ended June 30, 2000 and 1999, but consisted of $9.9 million increase in residential sales and a $9.9 million decline in extrusion sales. The residential increases are due primarily to sales volume increases with existing and new customers in the aluminum-clad wood markets and volumes associated with new products in the vinyl window market. The extrusion decline reflects a $4.7 million decrease in sales for the plastic extrusion group which suffered a plant loss due to fire in October 1999 and a $5.2 million decrease in the aluminum group due to declining volume demands.

Gross Profit. Gross profit decreased $4.1 million to $25.5 million for the six months ended June 30, 2000 from $29.6 million for the six months ended June 30, 1999. This decrease reflects a $2.6 million decline attributed to businesses sold, offset by sales of TM Window & Door and a $1.6 million decline internally. Exclusive of acquisition and divestiture activity, the residential segment reported a $0.9 million increase in gross profit while the extrusion segment reported a $2.5 million decline in its gross profit. The residential increase represents profits on incremental sales. The extrusion decline results directly from the sales decline and higher fixed costs associated with the Company's aluminum facility in the southern United States. The gross margin for the six months ended June 30, 2000 was 16.3% compared to 19.2% for the six months ended June 30,1999. The decrease in gross margin reflects the decline in the gross profit of the Company's aluminum fabrication and extrusion businesses in the southern United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 were $24.9 million compared to $25.8 million for the comparable period in 1999. The sale of Taylor, Western and VinylSource and the acquisition of TM Window & Door resulted in a net decrease of $1.5 million in selling, general and administrative expenses for the six month period. Internally, the Company's selling, general and administrative costs increased $0.6 million, which was the result of a $2.2 million increase in the residential segment, a $0.2 million decrease in extrusion costs and a $1.3 million decrease in corporate costs. The increase in the residential segment results primarily from higher selling costs with the Company's southern and southwestern aluminum operations. The decline in corporate costs results from the downsizing and related move of the corporate offices in the fourth quarter of 1999.

Income from Operations. The Company had income from operations for the six months ended June 30, 2000 of $0.6 million, compared to $3.8 million for the six months ended June 30, 1999.

Interest Expense. Interest expense decreased from $9.6 million for the six months ended June 30,1999 to $9.1 million for the six months ended June 30, 2000. Interest on the line of credit facility was higher in 1999 due to outstanding amounts and the costs associated with the temporary increase in the line-of-credit.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the six months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are for debt service under its unsecured Senior Notes due 2007 (Notes), the note issued in connection with the Weather-Seal acquisition and the revolving credit facility and for working capital needs and capital expenditures.

         Cash used in operating activities was $9.4 million and $3.5 million for the six months ended June 30, 1999 and 2000, respectively. The decrease in cash used in operations for 2000 over the prior year reflects improved management of operating cash through receivables and payables and improved inventory management.

         Capital expenditures for the six months ended June 30, 1999 and 2000 were $3.8 million and $1.3 million, respectively. The Company has deferred its discretionary capital expenditures due to current liquidity constraints. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities. Cash provided by investing activities in the six months ended June 30, 2000 includes $4.5 million in cash received from the sale of Western and $5.9 million in cash received from the sale of VinylSource.

         Net activity on the Company's line of credit resulted in a source of cash of $13.7 million during the six months ended June 30, 1999 and a use of cash of $3.8 million for the same period of 2000. This reflects the Company generating cash from the sales of Western and VinylSource and using less borrowed cash in operations than in 1999.

         The Company's financial statements for the year ended December 31, 1999 were prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. For the fiscal years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Additionally, the Company is required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment of approximately $9.2 million in proceeds from the sale of Taylor is required by September 3, 2000, which is 270 days after the sale. Furthermore, the Company failed to meet certain covenants required under its line of credit facility at December 31, 1999 and March 31, 2000 but obtained waivers from its lenders. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

         The Company is exploring various alternatives, including possible restructuring of certain of its outstanding indebtedness. The Company announced in July 2000 that it had reached an agreement in principle for a consensual debt restructuring with an unofficial committee representing holders of the notes. The proposed restructuring is subject to a number of conditions, including execution and delivery of mutually acceptable definitive documentation and the acceptance by holders of a sufficient amount of outstanding notes, and there can be no assurance that the restructuring will be successfully implemented on the terms proposed. The Company will continue to explore various restructuring alternatives and while there can be no assurance that the Company will proceed with a restructuring of its indebtedness, any such restructuring may involve the conversion of debt to equity or other similar transactions which could result in material and substantial dilution to existing holders of the Company's equity securities.

         The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date constitutes an Event of Default under the indenture. Upon the occurrence of an Event of Default, the Trustee representing the noteholders or noteholders of 25% or more of the Notes may declare the notes, and unpaid interest, if any, due and payable immediately. The Company did not make the interest payment on June 1, 2000 or within the 30 day grace period, and accordingly, based on the noteholders' rights to demand the Notes due and payable immediately, the Company has reclassified its Notes as a current liability. The Company continues to work with its financial advisors to consider options relating to refinancing, raising new capital, restructuring existing funded debt obligations and potential sales of assets. The Company will also continue to pursue the possible refinancing of its senior secured bank revolver.

To generate cash flow sufficient to meet its requirements, the Company is contemplating financing transactions, which may be in addition to its current debt structure or restructure of that debt and the continued sale of certain assets. Management can give no level of assurance that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligation will be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $75,000 corresponding increase in loss before taxes of the same amount, for the three months ended June 30, 2000. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at June 30, 2000 by category.

PART II -- OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27  Financial Data Schedule


(b)  Reports on Form 8-K
     May 23, 2000 Form 8-K was filed reporting the resignation of the Company's President and CEO and its outside directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: August 14, 2000                                 /s/ William T. Hull
                                                      -------------------
                                                      William T. Hull
                                                      Chief Financial Officer