Form 10-Q
period 2000-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2000-11-21
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, $.001 par value, 14,321,616 shares outstanding at September 30, 2000

                  AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                  Consolidated Balance Sheets - December 31, 1999 and September 30, 2000
                  Consolidated Statements of Operations - Three and nine months ended September 30, 1999 and 2000 Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 2000 Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                         (Unaudited)
                                                                                    December 31,        September 30,
                                                                                        1999                2000
                                                                                   ----------------    ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $        56,000     $        34,000
   Accounts receivable, less allowance
     for doubtful accounts of $1,299,000 and $1,377,000                                 30,278,000          34,053,000
   Accounts receivable - related parties                                                   452,000              82,000
   Inventories                                                                          28,659,000          25,418,000
   Prepaid expenses and other current assets                                             2,756,000           3,584,000
   Assets of discontinued operations, net                                                3,384,000           4,345,000
   Assets held for sale                                                                  5,984,000           4,369,000
                                                                                   ----------------    ----------------
TOTAL CURRENT ASSETS                                                                    71,569,000          71,885,000
                                                                                   ----------------    ----------------
PROPERTY AND EQUIPMENT
   Land and improvements                                                                 1,538,000           1,538,000
   Buildings and improvements                                                           17,473,000          17,153,000
   Machinery, tools and equipment                                                       41,183,000          32,656,000
   Computers and office equipment                                                        8,326,000           7,394,000
                                                                                   ----------------    ----------------
                                                                                        68,520,000          58,741,000
   Less accumulated depreciation                                                       (14,719,000)        (14,997,000)
                                                                                   ----------------    ----------------
NET PROPERTY AND EQUIPMENT                                                              53,801,000          43,744,000
                                                                                   ----------------    ----------------
OTHER
   Cost in excess of net assets acquired, net of
     accumulated amortization of $2,587,000 and $3,312,000                              22,902,000          21,948,000
   Deferred financing costs, net of accumulated
     amortization of $2,601,000 and $3,216,000                                           5,598,000           7,085,000
   Other, net of accumulated amortization of $480,000 and $694,000                       3,202,000           3,697,000
                                                                                   ----------------    ----------------
TOTAL OTHER ASSETS                                                                      31,702,000          32,730,000
                                                                                   ----------------    ----------------
                                                                                   $   157,072,000     $   148,359,000
                                                                                   ================    ================

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                                                                                         (Unaudited)
                                                                                    December 31,        September 30,
                                                                                        1999                2000
                                                                                   ----------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Revolving line-of-credit                                                         $  23,260,000      $   22,142,000
   Accounts payable - trade                                                            22,277,000          16,935,000
   Payable to seller for purchase price adjustment                                      1,463,000           1,048,000
   Accrued Expenses
     Compensation and related benefits                                                  5,010,000           4,472,000
     Current portion of warranty obligations                                            2,370,000           2,379,000
     Interest and other                                                                 8,770,000          19,383,000
   Current portion of capital lease
      obligations                                                                       1,239,000             603,000
   Current maturities of long-term debt                                                   435,000         132,617,000
                                                                                   ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                              64,824,000         199,579,000
   Long-term debt, less current maturities                                            132,519,000                  --
   Long-term capital lease obligations,
     less current portion                                                               2,579,000           2,155,000
   Accrued warranty obligations, less current portion                                   2,177,000           2,364,000
   Other                                                                                2,547,000           3,010,000
                                                                                   ----------------    ----------------
TOTAL LIABILITIES                                                                     204,646,000         207,108,000
                                                                                   ----------------    ----------------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                                              --                  --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                                              --                  --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 shares outstanding                                             14,000              14,000
   Additional paid-in capital                                                           9,142,000           9,142,000
   Retained deficit                                                                   (56,730,000)        (67,905,000)
                                                                                   ----------------    ----------------
TOTAL STOCKHOLDERS' DEFICIT                                                           (47,574,000)        (58,749,000)
                                                                                   ----------------    ----------------
                                                                                    $ 157,072,000      $  148,359,000
                                                                                   ================    ================



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            (Unaudited)                               (Unaudited)
                                                         Three months ended                        Nine months ended
                                                           September 30,                             September 30,
                                                -------------------------------------    --------------------------------------
                                                     1999                2000                   1999                 2000
                                                ---------------    -----------------     ----------------    ------------------

Net Sales                                       $    85,762,000    $     69,836,000       $   238,269,000     $   210,100,000
Cost of Sales                                        68,186,000          56,962,000           191,091,000         171,767,000
                                                ---------------    -----------------      ---------------     ---------------
GROSS PROFIT                                         17,576,000          12,874,000            47,178,000          38,333,000
Selling Expense                                       6,928,000           6,158,000            20,577,000          19,707,000
General and Administrative Expenses                   5,768,000           5,159,000            17,916,000          16,506,000
                                                ---------------    -----------------      ---------------     ---------------
INCOME FROM CONTINUING OPERATIONS                     4,880,000           1,557,000             8,685,000           2,120,000
                                                ---------------    -----------------      ---------------     ---------------
Other Income (Expense)
   Interest expense, net                             (5,125,000)         (4,703,000)          (14,710,000)        (13,828,000)
   Gain on sale of business                                  --                  --                    --           3,593,000
   Asset Impairment                                          --          (1,615,000)                   --          (1,615,000)
   Miscellaneous                                       (550,000)            (63,000)           (1,302,000)           (792,000)
                                                ---------------    -----------------      ---------------     ---------------
Total Other (Expense)                                (5,675,000)         (6,381,000)          (16,012,000         (12,642,000)
                                                ---------------    -----------------      ---------------     ---------------
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT                              (795,000)         (4,824,000)           (7,327,000)        (10,522,000)
Income Tax Benefit                                           --                  --                    --                  --
                                                ---------------    -----------------      ---------------     ---------------
LOSS FROM CONTINUING OPERATIONS                        (795,000)         (4,824,000)           (7,327,000)        (10,522,000)
LOSS FROM DISCONTINUED OPERATIONS                      (454,000)            (65,000)           (1,413,000)           (653,000)
                                                ---------------    -----------------      ---------------     ---------------
NET LOSS                                        $    (1,249,000)   $     (4,889,000)      $    (8,740,000)    $   (11,175,000)
                                                ===============    =================      ===============     ===============

BASIC AND DILUTED LOSS PER COMMON SHARE
   Continuing operations                             $     (.06)         $     (.34)           $     (.52)         $     (.73)
   Discontinued operations                                 (.03)              -                      (.10)               (.05)
                                                ---------------    -----------------      ---------------     ---------------
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                                $     (.09)         $     (.34)           $     (.62)         $     (.78)
                                                ===============    =================      ===============     ===============




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (Unaudited)
                                                                                    Nine months ended
                                                                                      September 30,
                                                                                1999                2000
                                                                           ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                            $   (7,327,000)     $  (10,522,000)
Adjustments to reconcile loss from continuing operations
    to net cash provided by (used in) operating activities:
     Depreciation                                                               6,217,000           5,399,000
     Amortization                                                               2,835,000           1,554,000
     Loss on sale of property and equipment                                        55,000             130,000
     Special - loss on financing costs                                          1,031,000                  --
     Gain on sale of business                                                          --          (3,593,000)
     Asset Impairment                                                                               1,615,000
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                       (6,452,000)         (4,325,000)
     Inventories                                                               (1,237,000)            791,000
     Prepaid and other current assets                                          (1,466,000)         (1,017,000)
     Other assets                                                              (2,889,000)          1,373,000
     Accounts payable                                                           2,880,000          (4,294,000)
     Accrued expenses and other liabilities                                     6,515,000           9,713,000
                                                                           ----------------    ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               162,000          (3,176,000)
                                                                           ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                        (6,107,000)         (1,749,000)
     Proceeds from the sale of property and equipment                           3,176,000             533,000
     Proceeds from the sale of business                                                --          10,407,000
     Acquisition costs                                                           (770,000)                 --
                                                                           ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (3,701,000)          9,191,000
                                                                           ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit                    7,501,000          (1,118,000)
     Payments on long-term debt and capital leases                             (1,707,000)         (1,189,000)
     Payments for debt related costs                                             (703,000)         (2,102,000)
                                                                           ----------------    ----------------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                              5,091,000          (4,409,000)
                                                                           ----------------    ----------------
CASH FLOWS PROVIDED BY CONTINUING OPERATIONS                                    1,552,000           1,606,000
CASH FLOWS USED IN DISCONTINUED OPERATIONS                                     (1,455,000)         (1,628,000)
                                                                           ----------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          97,000             (22,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     88,000              56,000
                                                                           ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      185,000      $       34,000
                                                                           ================    ================


          See accompanying notes to consolidated financial statements.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

American Architectural Products Corporation (the "Company") is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly owned subsidiaries Eagle & Taylor Company ("ETC"), Forte, Inc. ("Forte"), WIG Liquidation Company ("Western"), Thermetic Glass, Inc., Binnings Building Products, Inc. ("Binnings"), Danvid Window Company, American Glassmith, Inc., Modern Window Corporation, VinylSource, Inc. ("VinylSource"), Denver Window Corporation, American Weather-Seal Company and TM Window & Door.

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


3. Inventories

Inventories consisted of the following:

                                   December 31, 1999      September 30, 2000
                                  ------------------      ------------------

      Raw materials               $    16,283,000         $     13,996,000
      Work-in-process                   4,372,000                4,196,000
      Finished goods                    8,004,000                7,226,000
                                                          ------------------
                                  ------------------
                                  $    28,659,000         $     25,418,000
                                  ==================      ==================

4. Assets Held For Sale

During 1999, the Company moved its Binnings extrusion and manufacturing operations from Aventura, Florida into a newly leased facility in Miami, Florida. The company sold this facility in November 2000. The Company recorded an impairment loss of $1,650,000 during the third quarter to reduce the carrying value of the assets held for sale to net realizable value.

5. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                                     Three months ended                        Nine months ended
                                                        September 30,                            September 30,
                                            --------------------------------------     -----------------------------------
                                                   1999               2000                    1999              2000
                                            --------------------------------------     -----------------------------------
EARNINGS
Continuing operations                       $       (795,000)   $  (4,824,000)        $     (7,327,000)  $ (10,522,000)
Discontinued operations                             (454,000)         (65,000)              (1,413,000)       (653,000)
SHARES
Basic and diluted                                 14,321,837       14,321,616               14,018,420      14,321,616
PER COMMON SHARE - BASIC AND DILUTED
Continuing operations                       $          (.06)    $        (.34)        $          (.52)   $        (.73)
Discontinued operations                                (.03)             (.00)                   (.10)            (.05)
                                            --------------------------------------    ------------------------------------
                                            $          (.09)    $        (.34)        $          (.62)   $        (.78)
                                            ======================================    ====================================

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

6. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended September 30, 1999 and 2000, comprehensive income for the Company did not differ from net income.

7. Financing and Debt Service

The Company's financial statements for the year ended December 31, 1999 were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Furthermore, the Company was in violation of certain covenants required to be met as a part of its line-of-credit facility agreement at December 31, 1999 and September 30, 2000 but obtained waivers from its lender for the violations.

The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default on any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date constitutes an Event of Default under the indenture. Upon the occurrence of an Event of Default, the Trustee representing the noteholders or noteholders of 25% or more of the Notes may declare the notes, and unpaid interest, if any, due and payable immediately. The Company did not make the interest payment on June 1, 2000 or within the 30-day grace period, and accordingly, based on the noteholders' rights to demand the Notes due and payable immediately, the Company has reclassified its Notes as a current liability. Additionally, the Company may be required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment related to the sale of Taylor was required by September 3, 2000, 270 days after the sale, and did not occur. The Company further anticipates that the next scheduled interest payment on the Notes, due

December 1, 2000 will not be made on the due date or within 30 days thereafter.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its debt agreements, to obtain additional financing or refinancing as may be required and ultimately, to attain profitability.

In July 2000, the Company announced that it had reached an agreement in principle with an unofficial committee representing holders of the Notes for a consensual restructuring of the Company's indebtedness. This agreement provides for satisfaction of amounts owed to the Noteholders as follows: By January 31, 2001, the Company would pay the Noteholders a fixed cash settlement amount of 57.5% of the outstanding principal amount of the Senior Notes and Management will fund the cash payment through the sale of the Eagle Window and Door, Inc. division (Eagle). The Company is actively pursuing the sale of Eagle. The proposed restructuring is subject to a number of conditions, including execution and delivery of mutually acceptable definitive documentation and the acceptance by holders of a sufficient amount of outstanding Notes. While the Company has been working to satisfy various conditions necessary to implement the restructuring, there can be no assurance that the restructuring will be successfully implemented on the terms proposed. Furthermore, any restructuring of the Company's indebtedness may involve the liquidation of assets, the conversion of debt to equity or other similar transactions, which could result in material and substantial dilution to existing holders of the Company's equity securities. In addition to pursuing the consensual restructuring discussed above, the Company is continuing to explore various other restructuring alternatives. In connection with the proposed restructuring, the Company has incurred significant consulting fees. These fees have been deferred in the Consolidated Balance Sheet and total $1, 397,000 at September 30, 2000.

To meet its operating cash requirements, the Company is contemplating various financing alternatives, including the incurrence of additional indebtedness, the restructure or replacement of its revolving credit facility, and the sale of additional assets. Certain of the financing alternatives are dependent upon the implementation of the overall consensual restructuring proposal discussed above. There can be no assurance that the Company will successfully implement any such financing transaction or that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligations will also be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

At September 30, 2000, the Company had $2.9 million available under its revolving line-of-credit facility and the interest rate was 9.75%.

8. Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three and nine months ended September 30, 1999 and 2000.

9. Segment Information

                                                                     Three months ended September 30
                                                     ----------------------------------------------------------------
                                                                 1999                              2000
                                                     ------------------------------    ------------------------------
                                                     Residential     Extrusion         Residential     Extrusion
                                                     ------------------------------    ------------------------------

Revenues from external customers                     $ 73,472,000    $  12,290,000     $ 63,575,000     $6,261,000
Intersegment revenues                                          --       10,008,000               --      3,009,000
Operating profit (loss)                                 6,357,000          198,000        3,138,000       (225,000)
Total assets                                          138,505,000       41,386,000      120,805,000     10,016,000

                                                                      Nine months ended September 30
                                                    --------------------------------------------------------------------
                                                                 1999                                2000
                                                    -------------------------------    ---------------------------------
                                                    Residential      Extrusion         Residential       Extrusion
                                                    -------------------------------    ---------------------------------

Revenues from external customers                    $ 201,548,000    $  36,721,000     $ 194,781,000     $15,319,000
Intersegment revenues                                          --       11,455,000                --       2,922,000
Operating profit (loss)                                13,749,000          955,000         7,430,000      (1,133,000)
Total assets                                          138,505,000       41,386,000       120,805,000      10,016,000

A reconciliation of combined operating profit for the residential and extrusion segments to consolidated loss before income taxes is as follows:



                                                                 Three months ended               Six months ended
                                                                    September 30                    September 30
                                                           --------------------------------------------------------------
                                                                1999            2000            1999           2000
                                                           --------------------------------------------------------------

   Total profit from operating segments                    $   6,555,000   $   2,913,000    $  14,704,000  $   6,297,000
   Less:
     Corporate and eliminations                                1,675,000       1,356,000        6,019,000      4,177,000
     Other (income) expenses                                     550,000          63,000        1,302,000     (2,801,000)
     Interest expense, net                                     5,125,000       4,703,000       14,710,000     13,828,000
                                                           --------------- ---------------- -------------- --------------
   Loss from continuing operations before income taxes     $    (795,000)  $  (3,209,000)   $  (7,327,000) $  (8,907,000)
                                                           =============== ================ ============== ==============

10. Discontinued Operation

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued operations at Forte in May 2000 and is seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for the nine months ended September 30, 1999 and 2000 were $2,672,000 and $2,738,000, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations.

The net assets of Forte have been reported in the accompanying consolidated balance sheets as assets of discontinued operations, net and are classified as current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                                                   December 31,        September 30,
                                                                      1999                 2000
                                                                --------------------------------------

Accounts receivable                                             $    1,983,000       $   1,869,000
Inventory                                                            1,552,000           1,808,000
Property, plant and equipment                                        1,630,000           1,291,000
Other assets                                                           135,000                  --
                                                                --------------------------------------
     Assets                                                          5,300,000           4,968,000

Accounts payable                                                       678,000             152,000
Other liabilities                                                    1,238,000             471,000
                                                                --------------------------------------
     Liabilities                                                     1,916,000             623,000
                                                                --------------------------------------
              Net assets                                        $    3,384,000       $   4,345,000
                                                                ====================-=================

11. Subsequent Event

In May 2000, the Company accepted the resignation of its former President and Chief Executive Officer. During the third quarter, a Separation Agreement and Release was signed which included, among other things, an agreement, by the Company to repurchase 500,000 shares of the Company's common stock and the release of the Company from any obligations arising from former employment. This transaction was completed in November at which time the Company recognized 500,000 shares of Treasury Stock at par value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED September 30, 2000 AND 1999

In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte. The operating results of this business have continually declined and the Company implemented a plan to discontinue operations during the year 2000. The Company is currently seeking a buyer for the assets of the business. Forte has been recorded as a discontinued operation in the accompanying financial statements. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

Net Sales. Net sales for the three months ended September 30, 2000 were $69.8 million as compared with $85.8 million for the three months ended September 30, 1999. The decrease of $16 million resulted primarily from a $15.8 million reduction of sales attributed to businesses sold (Taylor, Western and VinylSource), offset by $3.5 million of sales from TM Window & Door, acquired in October 1999. The Company had an internal sales decline in the quarter of $3.7 million. Net sales in the residential segment, excluding acquisition and divestiture activity, decreased approximately $3.4 million from the comparable period of the prior year due primarily to sales volume declines in the aluminum and wood markets. Extrusion sales, excluding acquisition and divestiture activities, were down $.2 million due to declining demands for aluminum extrusion.

Gross Profit. Gross profit decreased $4.7 million to $12.9 million for the three months ended September 30, 2000 from $17.6 million for the three months ended September 30, 1999. This decrease reflects a $3 million decline attributed to businesses sold, offset by gross profit of TM Window & Door and a $1.7 million decline internally. Exclusive of acquisition and divestiture activity, the residential segment reported a $1.7 million decrease in gross profit and the extrusion segment reported a $.2 million decline in its gross profit. The residential decrease results from a decline in sales in the southern United States during the third quarter. The extrusion decline results directly from the sales decline and higher fixed costs associated with the Company's aluminum facility in the southern United States. The gross margin for the three months ended September 30, 2000 was 18.4% compared to 20.5% for the three months ended September 30,1999. The decrease in gross margin reflects the decline in the gross profit of the Company's aluminum fabrication and extrusion businesses in the southern and southwestern United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $11.3 million compared to $12.7 million for the comparable period in 1999. The sale of Taylor, Western and VinylSource and the acquisition of TM Window & Door resulted in a net decrease of $1.4 million in selling, general and administrative expenses for the three-month period. Internally, the Company's selling, general and administrative costs increased $65,000, which was the result of a $.4 million increase in the residential segment, a $35,000 increase in the extrusion segment, and a $.3 million decrease in corporate costs. The increase in the residential and extrusion segments result primarily from higher selling costs with the Company's southwestern aluminum operations. The decline in corporate costs results from the downsizing and related move of the corporate offices in the fourth quarter of 1999.

Income from Operations. The Company had income from operations for the three months ended September 30, 2000 of $1.6 million, compared to $4.9 million for the three months ended September 30, 1999.

Interest Expense. Interest expense decreased from $5.1 million for the three months ended September 30,1999 to $4.7 million for the three months ended September 30, 2000. Interest on the line of credit facility was higher in 1999 due to outstanding amounts and the costs associated with the temporary increase in the line-of-credit.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended September 30, 2000 and 1999.

COMPARISON OF NINE MONTHS ENDED September 30, 2000 AND 1999

Net Sales. Net sales for the nine months ended September 30, 2000 were $210.1 million as compared with $238.3 million for the nine months ended September 30, 1999. The decrease of $28.2 million resulted primarily from a sales reduction of $31.8 million attributable to businesses sold (Taylor, Western and VinylSource), offset by $10 million in sales from TM Window & Door, acquired in October 1999. The Company's internal sales declined by $6.4 million, which consisted of a $.6 million decrease in residential sales and a $5.8 million decline in extrusion sales. The residential decrease is due primarily to sales volume declines in the aluminum and wood markets. The extrusion decline results from a decrease in the aluminum extrusion volume demands.

Gross Profit. Gross profit decreased $8.8 million to $38.3 million for the nine months ended September 30, 2000 from $47.1 million for the nine months ended September 30, 1999. This decrease reflects a $4.7 million decline attributed to businesses sold, offset by gross profit of TM Window & Door and a $4.1 million decline internally. Exclusive of acquisition and divestiture activity, the residential segment's gross profit declined by $2.8 million due to increased aluminum costs and the extrusion segment reported a $1.3 million decline in its gross profit. The extrusion decline results directly from the sales decline and higher fixed costs associated with the Company's aluminum facility in the southern United States. The gross margin for the nine months ended September 30, 2000 was 18.2% compared to 19.8% for the nine months ended September 30,1999. The decrease in gross margin reflects the decline in the gross profit of the Company's aluminum fabrication and extrusion businesses in the southern United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $36.2 million compared to $38.5 million for the comparable period in 1999. The sale of Taylor, Western and VinylSource and the acquisition of TM Window & Door resulted in a net decrease of $2.4 million in selling, general and administrative expenses for the nine month period. Internally, the Company's selling, general and administrative costs increased $.1 million, which was the result of a $3.0 million increase in the residential segment, a $1.1 million decrease in extrusion costs and a $1.8 million decrease in corporate costs. The increase in the residential segment results primarily from higher selling costs with the Company's southern and southwestern aluminum operations. The decrease in extrusion costs results from lower selling and administrative costs in the southeastern aluminum operations. The decline in corporate costs results from the downsizing and related move of the corporate offices in the fourth quarter of 1999.

Income from Operations. The Company had income from operations for the nine months ended September 30, 2000 of $2.1 million, compared to $8.7 million for the nine months ended September 30, 1999.

Interest Expense. Interest expense decreased from $14.7 million for the nine months ended September 30,1999 to $13.8 million for the nine months ended September 30, 2000. Interest on the line of credit facility was higher in 1999 due to outstanding amounts and the costs associated with the temporary increase in the line-of-credit.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the nine months ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are for debt service under its unsecured Senior Notes due 2007 (Notes), the note issued in connection with the Weather-Seal acquisition and the revolving credit facility and for working capital needs and capital expenditures.

Cash used in operating activities was $3.2 million during the nine months ended September 30, 2000 versus $162,000 provided by operations during the same period in 1999. The decrease in cash reflects the decline in operating results as discussed above.

Capital expenditures for the nine months ended September 30, 1999 and 2000 were $6.1 million and $1.7 million, respectively. The Company has deferred its discretionary capital expenditures due to current liquidity constraints. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities. Cash provided by investing activities in the nine months ended September 30, 2000 includes $4.5 million in cash received from the sale of Western and $5.9 million in cash received from the sale of VinylSource.

Net activity on the Company's line of credit resulted in a source of cash of $7.5 million during the nine months ended September 30, 1999 and a use of cash of $1.1 million for the same period of 2000. This reflects the Company generating cash from the sales of Western and VinylSource and using less borrowed cash in operations than in 1999.

The Company's financial statements for the year ended December 31, 1999 were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 1997, 1998 and 1999, the Company incurred losses of $1.3 million, $8.8 million and $47.1 million, respectively, and has periodic debt service obligations requiring substantial liquidity. Furthermore, the Company was in violation of certain covenants required to be met as a part of its line-of-credit facility agreement at December 31, 1999 and September 30, 2000 but obtained waivers from its lender for the violations.

The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default on any payment of interest on the Notes when due, continued for 30 days. Accordingly, the failure to make the June 1, 2000 interest payment within 30 days of the due date constitutes an Event of Default under the indenture. Upon the occurrence of an Event of Default, the Trustee representing the noteholders or noteholders of 25% or more of the Notes may declare the notes, and unpaid interest, if any, due and payable immediately. The Company did not make the interest payment on June 1, 2000 or within the 30-day grace period, and accordingly, based on the noteholders' rights to demand the Notes due and payable immediately, the Company has reclassified its Notes as a current liability. Additionally, the Company may be required by the terms of the Notes to use consideration received from the sale of assets to pay down its secured indebtedness or reinvest the consideration in the assets of its business or a business in a related capacity. Such reinvestment related to the sale of Taylor was required by September 3, 2000, 270 days after the sale, and did not occur.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its debt agreements, to obtain additional financing or refinancing as may be required and ultimately, to attain profitability.

In July 2000, the Company announced that it had reached an agreement in principle with an unofficial committee representing holders of the Notes for a consensual restructuring of the Company's indebtedness. This agreement provides for satisfaction of amounts owed to the Noteholders as follows: By January 31, 2001, the Company would pay the Noteholders a fixed cash settlement amount of 57.5% of the outstanding principal amount of the Senior Notes and Management will fund the cash payment through the sale of the Eagle Window and Door, Inc. division (Eagle). The Company is actively pursuing the sale of Eagle. The proposed restructuring is subject to a number of conditions, including execution and delivery of mutually acceptable definitive documentation and the acceptance by holders of a sufficient amount of outstanding Notes. While the Company has been working to satisfy various conditions necessary to implement the restructuring, there can be no assurance that the restructuring will be successfully implemented on the terms proposed. Furthermore, any restructuring of the Company's indebtedness may involve the liquidation of assets, the conversion of debt to equity or other similar transactions, which could result in material and substantial dilution to existing holders of the Company's equity securities. In addition to pursuing the consensual restructuring discussed above, the Company is continuing to explore various other restructuring alternatives. In connection with the proposed restructuring, the Company has incurred significant consulting fees. These fees have been deferred in the Consolidated Balance Sheet and total $1, 397,000 at September 30, 2000.

To meet its operating cash requirements, the Company is contemplating various financing alternatives, including the incurrence of additional indebtedness, the restructure or replacement of its revolving credit facility, and the sale of additional assets. Certain of the financing alternatives are dependent upon the implementation of the overall consensual restructuring proposal discussed above. There can be no assurance that the Company will successfully implement any such financing transaction or that the Company will be able to meet its cash flow requirements in the future. The Company's future operating performance and ability to meet its obligations will also be subject to economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

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

CYCLICALITY

New home construction activity and the demand for replacement products influence demand in the fenestration industry. Trends in the housing sector directly impact the financial performance of the Company. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, consumer confidence, consumer credit, interest rates and migration of the inter/intra U.S. population have a direct impact on the Company. Any declines in new housing starts and/or demand for replacement products may adversely impact the Company and there can be no assurance that any such adverse effects would not be material.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $75,000 corresponding increase in loss before taxes of the same amount, for the three months ended September 30, 2000. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at September 30, 2000 by category.

PART II -- OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 Financial Data Schedule


(b)  Reports on Form 8-K
     July 21, 2000 Form 8-K was filed reporting the resignation of the Company's auditors.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: November 14, 2000             /s/  Joseph Dominijanni
                                      --------------------------------------
                                      Joseph Dominijanni
                                      President and Chief Executive Officer