Form 10-K
period 2000-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2001-10-09
CIK 940034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

                          $97,470 as of August 31, 2001

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

13,821,616 shares of Common Stock, $.001 par value, as of August 31, 2001. There are no other classes of common stock outstanding.

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

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

Item 1.        Business                                                                                        1
Item 2.        Properties                                                                                      4
Item 3.        Legal Proceedings                                                                               5
Item 4.        Submission of Matters to a Vote of Security Holders                                             5
Item 5.        Market for Registrant's Common Equity and Related Stockholders' Matters                         6
Item 6.        Selected Financial Data                                                                         6
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations           9
Item 7A.       Qualitative and Qualitative Disclosures Regarding Market Risk                                  15
Item 8.        Financial Statements and Supplementary Data                                                    16
Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure           44
Item 10.       Directors and Executive Officers of the Registrant                                             44
Item 11.       Executive Compensation                                                                         45
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                 48
Item 13.       Certain Relationships and Related Transactions                                                 49
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                50

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         American Architectural Products Corporation (the "Company" or "AAPC") is principally engaged in the business of manufacturing and distributing ___ residential and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company (ETC), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), American Glassmith Corporation (American Glassmith), Denver Window Corporation (Denver Window), American Weather-Seal Company (Weather-Seal) and TM Window & Door (TMWD). Western Insulated Glass, Co. (Western) and VinylSource, Inc. (VinylSource) were subsidiaries at December 31, 1999 and were sold on March 1, 2000 and May 19, 2000, respectively. Forte, Inc. (Forte), also a subsidiary at the 1999 year end, was closed in May 2000. Forte was accounted for as discontinued operations in the 2000 financial statements included in this Form 10-K.

BANKRUPTCY PROCEEDINGS

         On December 18, 2000, American Architectural Products Corporation (the "Company") and its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio (the "Bankruptcy Court"). The Company is presently operating its businesses as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable. In addition, on December 18, 2000, the Bankruptcy Court issued an order authorizing the Company to pay certain pre-petition claims of essential vendors and suppliers. Accordingly, these amounts have been paid or are included in the appropriate liability captions in the consolidated balance sheets.

         An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to January 18, 2002 during which the Company has the exclusive right to file a reorganization plan.

         In the Chapter 11 proceedings (subject, in certain circumstances, to Bankruptcy Court approval), the debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization, which adjustments could be material. The continuation of the Company as a going concern is contingent upon, among other factors, the ability of the debtors to (1) formulate and file a plan which will gain the approval of the creditors, shareholders and other parties in interest and confirmation of the Bankruptcy Court; (2) maintain debtor-in-possession financing; (3) achieve profitable operations; (4) obtain adequate shipments of merchandise from suppliers at acceptable credit terms; and
(5) obtain post reorganization financing. There can be no assurances that the above conditions can be met.

ACQUISITIONS AND DIVESTITURES

         The Company completed no acquisitions in 2000 and completed the following acquisitions during 1998 and 1999:


COMPANY ACQUIRED          DATE                 LOCATION                             PRODUCTS
------------------------------------------------------------------------------------------------------------

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

TMWD                 October 1, 1999       Pompano Beach, FL       Residential and architectural aluminum windows
                                                                   and doors


         In March 1998, the Company sold Mallyclad, a division of ETC, to a related party for approximately $1.1 million. The Company sold this division at its approximate book value, which was the approximate fair market value at the time of sale and, therefore, recognized no gain or loss on the transaction.

         In October 1999, a fire at the Kreidel Plastics Extrusion plant of Weather-Seal destroyed a substantial portion of the assets, with an approximate book value of $2.3 million. The assets destroyed were fully insured. The Company did not continue operations at this location.

         In December 1999, the Company sold Taylor, a subsidiary of ETC, for approximately $9.2 million. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. Additionally, the Company is leasing to the buyer certain real property. Under the terms of the sale agreement, the purchaser is obligated to acquire the property for $2.5 million within a period not to exceed nineteen months from the date of the sale. The obligation of the buyer to purchase the real property is currently being contested.

         In December 1999, the Company announced the discontinuance of its commercial business segment activities carried out through its wholly-owned subsidiary Forte. The Company completed its plan to cease manufacturing operations in May 2000. Forte has been reflected as a discontinued operations in the accompanying financial statements.

         In March 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, receiving $4.5 million in cash and accepting a note receivable, at 8% interest, for $1.1 million. The Company recorded a gain of approximately $3.3 million, net of a discount for prepayment of the note.

         In May 2000, the Company sold certain of the assets of VinylSource, including inventories and property and equipment, for cash of approximately $5.9 million. The Company recorded a loss of approximately $1.3 million on the sale.


         In January 2001, the Company closed Eagle Window and Door Center, Inc.
(EWDC), a regional distributor and installer of windows and doors. EWDC recognized a net loss of $1.4 million during 2000.

         In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio, effective April 2001. In addition to impairment losses (see Note 9 to the consolidated financial statements), the Company recognized approximately $600,000 of shutdown costs in 2001.

         In September 2001, the Company sold substantially all assets of Denver Window and ETC's distribution network in the Denver, Colorado area for approximate book value.

DESCRIPTION OF BUSINESS

         American Architectural Products Corporation is a manufacturer and distributor of a diversified line of windows, doors and related products (collectively, "fenestration products") designed primarily for residential uses in both the new construction and repair/remodel markets. The Company has been formed through the consolidation of a number of fenestration companies, with varying manufacturing histories dating back to 1946.

         The Company distributes its products regionally throughout the United States under a number of brand names including "Eagle", "Modern-View", "Season-All Commercial", "Sumiglass", "Vinyline", "VinylView", "Arlington", "Excel", "Binnings", "Danvid", "Encore" and "Weather-Seal".

DISTRIBUTION AND MARKETING

         The Company distributes its windows and doors through (i) one-step distribution to major do-it-yourself home centers, lumberyards and specialty window and door stores; (ii) two-step distribution to wholesalers who resell to do-it-yourself home centers and lumberyards; and (iii) direct sales to homebuilders, remodelers and contractors.

         The Company markets its products through a sales force consisting of salaried and commissioned sales representatives. Divisional sales managers coordinate the marketing activities of the sales representatives. The sales representatives concentrate on serving the Company's one-step, two-step and direct sales functions with marketing, sales and service support.

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

         Vinyl Windows and Doors. Thermetic manufactures vinyl replacement windows sold under the trade name "Vinyline" and vinyl windows and doors for use in new construction under the trade name "Modernview" and "VinylView." Vinyl windows manufactured by Binnings are sold throughout the Southeast as less expensive alternatives to wood windows. Danvid also manufactures vinyl windows that are sold primarily in the Southern and Southwestern U.S. Weather-Seal manufactures vinyl single-hung windows for the new construction market as well as three lines of double-hung windows, two targeted for the remodeling/replacement market under the trade names "Excel" and "Nu-Sash" and one targeted for the new construction market under the trade name "Astoria Pro". The Company's business strategy includes continued emphasis on expanding its vinyl fenestration products business through acquisitions and through internal growth.

         Aluminum and Vinyl Extrusions and Insulated Glass. The Company produces aluminum extrusions at the Miami, Florida location of Binnings and the Boardman and Norton locations of Weather-Seal. The Company uses a significant portion of its aluminum extrusion production to satisfy a portion of its manufacturing needs. Weather-Seal produces insulated glass units under a licensing agreement, using two fully automated "Intercept" insulated glass manufacturing lines. All of the insulated glass produced is used in the manufacture of other products.

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

SEGMENTS

         The Company operates in two separate segments. Residential fenestration products includes a variety of window and door products manufactured for uses in homes and light commercial businesses. These products consist of aluminum, vinyl, wood and aluminum-clad wood windows and doors. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry.

         In December 1999, the Company announced the discontinuance of its commercial business. The Company initiated a plan to exit this business by May 2000. Accordingly, 1998 segment disclosures have been restated to eliminate the commercial segment.

ITEM 2. PROPERTIES

         The Company's principal manufacturing facilities and administrative offices are located at the following sites as of August 31, 2001:

                              SIZE
         LOCATION          (SQ. FT.)         OWNED/LEASED        PRODUCTS MANUFACTURED/SERVICES PERFORMED
----------------------------------------------------------------------------------------------------------------

American Glassmith                                            Decorative glass lites and laminated glass
Columbus, OH                   60,000         Leased          products; administration

Binnings                                                      Vinyl windows, aluminum windows and storm windows
Lexington, NC                 268,000         Owned           and doors; administration

Binnings                                                      Aluminum windows; patio doors; aluminum
Miami, FL                     190,000         Leased          extrusions; distribution; corporate administration

Danvid                                                        Aluminum windows and doors; vinyl windows;
Carrollton, TX                169,000         Leased          administration

Eagle                                                         Wood windows and doors and aluminum-clad windows
Dubuque, IA                   390,000         Leased          and doors; administration

Thermetic
Toluca, IL                     70,000         Owned           Vinyl windows and doors; administration

TMWD
Pompano Beach, FL              84,000         Leased          Aluminum windows and doors; administration

Weather-Seal
Barberton, OH                  36,000         Owned           Administration

Weather-Seal
Boardman, OH                  110,000         Owned           Aluminum extrusion; anodizing and fabrication

Weather-Seal
Norton, OH                    150,000         Owned           Aluminum extrusions; painting and fabrication

Weather-Seal
Orrville, OH                   96,000         Owned           Vinyl windows; administration

Weather-Seal
Orrville, OH                   52,000         Owned           Insulated glass manufacturing

Weather-Seal
Orrville, OH                    5,200         Owned           Truck repair

Weather-Seal
Winesburg, OH                 110,000         Owned           Vinyl windows and doors

Corporate Offices
Boardman, OH                    1,600         Leased          Corporate administration

Corporate Offices
Wexford, PA                        1,600           Leased          Corporate administration
                             -------------

Total                          1,793,400
                             =============

         The Company also operates eleven distribution centers in Florida and one each in Colorado, Iowa and Michigan.

         In February 2001, the Company announced the shutdown of its Ottawa, OH manufacturing facility, effective April 2001, including plans to return the facility to the landlord and reject the underlying lease through the Bankruptcy proceedings.

         Management believes the Company's manufacturing, distribution and administrative facilities are sufficient to meet its current needs.


ITEM 3. LEGAL PROCEEDINGS

         On December 18, 2000, the Company and its subsidiaries filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio (the "Bankruptcy Court"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court.

         The Company and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management believes that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition or the results of operations of the Company. However, all such claims arising prior to December 18, 2000 must be resolved through confirmation of the Company's plan of reorganization as such plan may be approved by the Bankruptcy Court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         The shares of common stock of the Company are not listed on any exchange. The following table represents the range of high and low bid prices for each quarter commencing January 1, 1999 through August 31, 2001 as reported by the OTC Bulletin Board market. These quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                  PERIOD                                      HIGH         LOW
                  ------                                      ----         ---

         1999
           1st Quarter                                       $4.000       $2.063
           2nd Quarter                                        4.750        2.130
           3rd Quarter                                        3.125        1.688
           4th Quarter                                        2.188        0.562
         2000
           1st Quarter                                       $1.156        $.562
           2nd Quarter                                         .937         .015
           3rd quarter                                         .875         .015
           4th quarter                                         .625         .015
         2001
           1st quarter                                         .140         .015
           2nd quarter                                         .093         .015
           3rd quarter (through August 31, 2001)               .093         .015

         There were approximately 428 holders of record of the common stock of the Company as of December 31, 2000. The Company has never paid dividends on its outstanding common stock. The current Board of Directors of the Company does not presently intend to implement a policy regarding the payment of regular cash dividends on the common stock and it is unlikely that dividends will be paid on the common stock in the immediate future. The Board of Directors will review this policy from time to time depending on the financial condition of the Company and other factors that the Board of Directors may consider appropriate in the circumstances. In addition, the ability of the Company to pay dividends is limited by the terms of the Company's bank credit facility and the Indenture dated December 10, 1997 to which the Company and its subsidiaries are parties. As of December 31, 2000, options to purchase a total of 737,000 shares of the Company's common stock were outstanding.

         During 1998, the Board of Directors agreed to extend the expiration date of various options and warrants to acquire Common Stock which were beneficially owned by certain directors and executive officers of the Company. See "Item 13 - Certain Relationships and Related Transactions." Other than the extended expiration date, all terms and conditions of these options and warrants remained unchanged. The Company did not receive cash proceeds in connection with any such extension. The beneficial owners of all such options and warrants were executive officers or directors of the Company whom the Company believes acquired such options and/or warrants for investment purposes and not with a view to the distribution thereof or the distribution of the underlying securities. These options and warrants expired, unexercised, on January 15, 2000. To the extent the extension of any such options or warrants constitutes an issuance of new securities under the Securities Act of 1933, as amended (the "Securities Act"), such issuance was deemed to be exempt from registration under the Securities Act pursuant to the exemption from registration set forth in
Section 3(a)(9) and Section 4(2) thereof or pursuant to the provisions of Regulation D promulgated thereunder.


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company and its predecessors for the five years ended December 31, 2000. The selected financial data for the Company for 1998, 1999 and 2000 were derived from the audited consolidated financial statements of the Company for the years ended December 31, 1998, 1999 and 2000, included elsewhere in this filing. The selected financial data for the Company for 1997 was derived from the audited financial statements for the year ended December 31, 1997, not included in this filing. The selected financial data for the Company for 1996 was derived from the audited consolidated financial statements for the period from June 19, 1996 (inception) through December 31, 1996, not included in this filing. The historical financial data for the Predecessors for 1996 were derived from the audited combined financial statements of Eagle Window & Door, Inc. and Subsidiaries and Taylor Building Products Company and the audited combined financial statements of Mallyclad Corporation and Vyn-L Corporation that are not included in this filing.

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements along with the notes thereto of the Company, included elsewhere in this filing.

                                      Predecessors (1)                        The Company (2), (3)
                                      ---------------  ----------------------------------------------------------------------------

                                              1996         1996            1997             1998           1999            2000
                                         ------------  ------------    ------------    ------------    ------------    ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales                                        $41,887        $25,249         $91,694        $253,831        $313,976        $269,258
Cost of sales                                 35,430         19,027          70,700         198,860         260,177         224,962
                                         -----------   ------------    ------------    ------------    ------------    ------------
Gross profit                                   6,457          6,222          20,994          54,971          53,799          44,296
Selling, general and administrative
   expenses                                    7,440          4,060          16,670          44,286          66,870          63,203
                                         -----------   ------------    ------------    ------------    ------------    ------------
Income (loss) from operations                   (983)         2,162           4,324          10,685         (13,071)        (18,907)
Interest expense, net                          1,143            756           3,370          14,616          17,695          14,765
Other expense (income), net                      480              5              66           1,426           4,400          (3,073)
                                         -----------   ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
   operations before reorganization
   costs, income taxes and                    (2,606)         1,401             888          (5,357)        (35,166)        (30,599)
   extraordinary item
Reorganization costs                            --             --              --              --              --             6,847
                                         -----------   ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
   operations before income taxes and
   extraordinary item                         (2,606)         1,401             888          (5,357)        (35,166)        (37,446)
Income tax provision (benefit)                  (908)           640            (390)           --              --              --
                                         -----------   ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
   operations before discontinued
   operations and extraordinary item          (1,698)           761           1,278          (5,357)        (35,166)        (37,446)
Loss from discontinued operations (4)           --             --            (2,053)         (3,487)        (11,977)         (4,918)
Extraordinary item, net of income tax
   benefit of $282                              --             --              (484)           --              --              --
                                         -----------   ------------    ------------    ------------    ------------    ------------
Net income (loss)                            $(1,698)          $761         $(1,259)        $(8,844)       $(47,143)       $(42,364)

Basic income (loss) per common share
   from continuing operations                                 $0.10           $0.10          $(0.39)         $(2.49)         $(2.63)
Discontinued operations (4)                                    --             (0.16)          (0.25)          (0.85)          (0.35)
Extraordinary item                                             --             (0.04)           --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Basic income (loss) per common share                          $0.10          $(0.10)         $(0.64)         $(3.34)         ($2.98)
Weighted average common shares
   outstanding, basic                                     7,884,000      12,982,000      13,785,000      14,095,000      14,238,000
Diluted income (loss) per common
   share from continuing operations                           $0.09           $0.10          $(0.39)         $(2.49)         $(2.63)
Discontinued operations (4)                                    --             (0.16)          (0.25)          (0.85)          (0.35)
Extraordinary item                                             --             (0.04)           --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Diluted income (loss) per common share
                                                              $0.09          $(0.10)         $(0.64)         $(3.34)         $(2.98)
Weighted average common shares
   outstanding, diluted                                   8,160,000      12,982,000      13,785,000      14,095,000      14,238,000

OTHER DATA:
Depreciation & amortization                   $2,698           $442          $2,009          $8,723         $12,067          $8,538
Capital expenditures                           1,683            429           1,522           6,764           6,648           3,628

BALANCE SHEET DATA:
Cash and cash equivalents                                      $985         $40,152            $108             $56            $158
Total assets                                                 42,744         158,324         186,512         157,072         113,617
Working capital (deficit) (6)                                   176          61,472          14,955           6,745          29,038
Long-term debt and capital leases (5) (6)                    17,533         126,518         134,155         136,772            --
Liabilities subject to compromise (6)                          --              --              --              --           167,990
Stockholders' equity (deficit)                                4,277           5,581          (1,429)        (47,574)        (90,038)

(1) Selected financial data for the predecessors for 1996 were derived from the audited combined financial statements of Eagle and Taylor for the period January 1, 1996 through August 29, 1996, and the audited combined financial statements of Mallyclad and Vyn-L for the period December 1, 1995 through June 30, 1996.

       Mallyclad and Vyn-L reported net sales of $1.9 million for the period December 1, 1995 through June 30, 1996, Mallyclad and Vyn-L reported net loss of $12,000 for the same period. Because the operating results and financial position of Mallyclad and Vyn-L do not materially impact the financial data of the Predecessors on a combined basis, financial data of Mallyclad and Vyn-L have not been presented separately in the above table.

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

(3) Selected financial data for the Company for 1996, 1997, 1998, 1999 and 2000 were derived from the audited financial statements of the Company for the period from June 19, 1996 (inception) through December 31, 1996, and the audited financial statements for the years ended December 31, 1997, 1998, 1999 and 2000. The 1996, 1997, 1998, 1999 and 2000 financial statements include the operations of acquired businesses from the respective dates of acquisition as detailed in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4) Represents discontinuance of the Company's commercial business segment as described in Note 18 to the consolidated financial statements.

(5) Includes current and long term portion of long term debt and capitalized leases, excludes revolving lines of credit.

(6) On December 18, 2000, the Company and its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, the Company's consolidated financial statements reflect "liabilities subject to compromise" which refers to liabilities incurred prior to the commencement of the Chapter 11 case. Liabilities subject to compromise consist of the following items at December 31, 2000:

         Accounts payable                                      $    15,469
         Accrued interest payable                                   17,584
         Accrued liabilities                                         1,205
         Long-term debt and capital leases                         133,732
                                                               ---------------

              Total liabilities subject to compromise          $   167,990
                                                               ===============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

         On December 18, 2000, American Architectural Products Corporation (the "Company") and its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio (the "Bankruptcy Court"). The Company is presently operating its businesses as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable. In addition, on December 18, 2000, the Bankruptcy Court issued an order authorizing the Company to pay certain pre-petition claims of essential vendors and suppliers. Accordingly, these amounts have been paid or are included in the appropriate liability captions on the consolidated balance sheets.

         An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to January 18, 2002 during which the Company has the exclusive right to file a reorganization plan.

         The consolidated financial statements of the Company and its subsidiaries were prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as shown in the financial statements, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses of $42.4 million, $47.1 million and $8.8 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 31, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1 or December 1, 2000 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, as described in Note 7, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

         In the Chapter 11 proceedings (subject, in certain circumstances, to Bankruptcy Court approval), the debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization, which adjustments could be material. The continuation of the Company as a going concern is contingent upon, among other factors, the ability of the debtors to (1) formulate and file a plan which will gain the approval of the creditors, shareholders and other parties in interest and confirmation of the Bankruptcy Court; (2) maintain debtor-in-possession financing; (3) achieve profitable operations; (4) obtain adequate shipments of merchandise from suppliers at acceptable credit terms; and
(5) obtain post reorganization financing. There can be no assurances that the above conditions can be met.

         BUSINESS OVERVIEW

         Since December 1998, the Company has consummated the following acquisitions:

               COMPANY ACQUIRED                                DATE
               VinylSource                           January 23, 1998
               Denver Window                         April 16, 1998
               Weather-Seal                          June 12, 1998
               TMWD                                  October 1, 1999

         The Company accounted for the above acquisitions as purchases, with the purchase prices allocated among the assets acquired and liabilities assumed based on their estimated fair market values. The results of their operations are included in the consolidated financial statements of the Company from the respective dates of acquisition.

         In 2000, the Company experienced declining sales levels, resulting from current year divestitures and continued sales decreases in the Company's extrusion businesses. The Company continued to incur net losses and began implementing a series of responsive actions which included the bankruptcy filing.

         In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte, Inc. The operating results of this business had continually declined and the Company discontinued manufacturing operations in May 2000. The Company is currently seeking a buyer for the remaining assets of the business. The Company has accounted for Forte as a discontinued operation in the accompanying financial statements for all years presented. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

         In March 2000, the Company sold substantially all of the assets of Western for approximately $5.6 million, receiving $4.5 million in cash and accepting a note receivable, at 8% interest, for $1.1 million. The Company recorded a $3.3 million gain on the sale, net of a discount for prepayment of the note. Additionally, Western signed a distributorship agreement with the Company for the right to distribute certain AAPC products.

         In May 2000, the Company sold certain of the assets, including inventories and all the property and equipment, of VinylSource for approximately $5.9 million in cash. The sale of these assets is consistent with the Company's plan to divest non-core assets and focus on core business and distribution strategies. The Company recorded a loss of approximately $1.3 million on the sale.

         In January 2001, the Company closed Eagle Window and Door Center, Inc.
(EWDC), a regional distributor and installer of windows and doors. EWDC recognized a net loss of $1.4 million during 2000.

         In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio, effective April 2001. In addition to impairment losses (see Note 9 to the consolidated financial statements), the Company recognized approximately $600,000 of shutdown costs in 2001.

         In September 2001, the Company sold substantially all of the assets of Denver Window and ETC's distribution network in the Denver, Colorado area (Denver) for approximate book value. Denver recognized net losses of $224,000 during 2000.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. Net sales decreased by $44.7 million to $269.3 million in 2000 as compared to $314 million in 1999. The decrease reflects $61.6 million of sales in 1999 not included in 2000 relating to the divestitures of VinylSource, Western and Taylor, partially offset by $9.7 million of sales in 2000 not included for a comparable period in 1999 relating to the acquisition of TM in October 1999. Internal growth of $7.2 million at the Company's other businesses offset some of this decline. Excluding the impact of acquisitions and divestitures, the Company's residential segment experienced $7.7 million of growth, primarily in its aluminum clad wood and vinyl window lines as a result of higher volumes generated by stronger customer relationships. The extrusion segment experienced internal declines of $0.5 million from 1999 primarily as a result of declines in aluminum business in the northern region of the country.

         Cost of Sales. Cost of sales decreased to $225.0 million, representing 83.5% of net sales, from $260.2 million, or 82.9% of net sales, in 1999. The decrease principally results from $51.2 million in costs associated with the divestitures that were not included for a comparable period of 2000, net of $8.6 million of cost of sales from the TM acquisition included in 2000 but not for a comparable period of 1999. The offsetting increase of $7.4 million resulted from residential segment increases of $7.8 million offset by a $0.4 million decrease in the extrusion segment. The residential segment cost of sales increases resulted from the sales volume increases in the aluminum clad wood and vinyl businesses while the extrusion declines relate to corresponding sales decreases in the northern region of the United States.

         Gross Profit. Gross profit for the year ended December 31, 2000 was $44.3 million, representing a decrease of $9.5 million from 1999. Gross profit attributable to businesses divested and not included for a comparable period in 2000 but included in 1999, net of acquisitions not included for a comparable period of 1999, amounted to $9.2 million. The Company's other businesses recorded gross profit in 2000 consistent with 1999. Gross margins declined by
 .6% from 17.1% in 1999 to 16.5% in 2000 reflecting little impact from acquisition and divestiture activity.

         Selling, General and Administrative Expenses. Selling, General and Administrative Expenses, which include impairment charges, decreased $3.6 million from $66.8 million in 1999 to $63.2 million in 2000. $3.2 million of this decrease is attributable to a decrease in Selling General and Administrative expenses other than impairment charges. This decrease includes $5.1 million of expenses in 1999 attributable to businesses divested and not included for a comparable period in 2000. The remaining $1.9 million increase resulted from a $2.9 million increase in the residential window segment, primarily in the southeastern businesses, a $0.5 million increase in the aluminum extrusion business, and a $1.5 million decrease in corporate costs resulting from the Company's cost reduction initiatives. Additionally, the Company recognized $13.5 million in non-cash impairment charges in 2000. $12.8 million was recorded by the Company's residential window segment, while the remaining $0.7 million was recorded by the Company's northern aluminum extrusion businesses. 1999 impairment charges of $13.9 million included $7.9 million of charges taken by businesses divested in 2000.

         Operating Income (Loss) from Continuing Operations. The Company recorded an operating loss from continuing operations of $18.9 million in 2000 as compared with a loss of $13.1 million in 1999. This $5.8 million increase in operating losses consists largely of the $7.5 million special non cash asset impairment charges over the impairment charges taken last year in remaining businesses as discussed above. The remaining decrease of $1.7 million reflects losses from the Company's aluminum and vinyl residential window businesses in the south and southwest and its extrusion businesses, offset in part by higher operating income in its aluminum-clad wood business coupled with lower corporate costs.

         Interest Expense. Interest expense for the years ended December 31, 2000 and 1999 was $14.8 million and $17.7 million, respectively. The decreased interest expense results primarily from lower average borrowings in 2000 than in 1999. Further, an increased line-of-credit to $35 million for a period of ninety days in 1999 resulted in additional interest costs of $1.0 million. Finally, the Company did not recognize approximately $0.5 million of interest expense in 2000 as a result of the bankruptcy filing (see Note 2 to the consolidated financial statements).

         Other Income (Expense). Other income (expense) decreased from a net expense of $4.4 million in 1999 to $3.1 million in 2000 primarily due to 1999 write-offs of abandoned acquisition and financing costs and a $1.2 million loss to reduce property held for sale to its net realizable value based on a contract in place at the end of 1999. These higher costs in 1999 were offset in part by a gain of approximately $0.6 million on the sale of Taylor. In 2000, the Company recognized a $3.3 million gain on the sale of Western offset by a $1.3 million loss on the sale of VinylSource. This net gain was offset by other miscellaneous expenses in 2000.

         Reorganization Costs. In conjunction with the filing, the Company recognized reorganization costs of $6.8 million in 2000. This amount represents $4.8 of accelerated amortization of debt issue costs previously deferred and $2.0 million in professional fees and other expenses directly related to the filing.

         Income Taxes. The Company established a full valuation allowance on its tax benefit in 2000.

         Loss from Discontinued Operations. Loss from discontinued operations was $4.9 million in 2000 as compared with $12.0 million in the prior year. The Company recorded no tax benefit on the losses. The manufacturing operations were ceased in May 2000 and the Company is actively seeking a purchaser for the remaining property and equipment of this business.


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

         Operating Income (Loss) from Continuing Operations. The Company recorded an operating loss from continuing operations of $13.1 million in 1999 as compared with income of $10.7 million in 1998. This $23.8 million decrease consists largely of the $15.2 million special non cash asset impairment charges discussed above. The remaining decrease of $8.6 million reflects lower income from the Company's aluminum and vinyl residential window businesses in the south and southwest and its extrusion businesses, offset in part by higher operating income in its aluminum-clad wood business coupled with lower corporate costs.

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

         Other Income (Expense). Other income (expense) increased from a net expense of $0.8 million in 1998 to $4.4 million in 1999 as a result of the write-off of a higher amount of abandoned acquisition and financing costs and a $1.2 million loss to reduce property held for sale to its net realizable value based on a contract in place and expected to close in the second quarter of 2000. These higher costs were offset in part by a gain of approximately $0.6 million on the sale of Taylor.

         Income Taxes. The Company established a full valuation allowance on its tax benefit in 1999.

         Loss from Discontinued Operations. Loss from discontinued operations was $12.0 million in 1999 as compared with $3.5 million in the prior year. The Company recorded no tax benefit on the losses. This business continued to struggle with sales volumes and manufacturing problems and inefficiencies. The loss in 1999 included $5.0 million loss from operations, a $6.0 million estimated loss on disposal to reduce fixed assets and inventories to their estimated net realizable values and a $1.0 million provision for losses incurred from the measurement date to date of abandonment. The Company is actively seeking a purchaser for the assets of this business.

LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 31, 2000, 1999 and 1998, the Company's principal sources of funds consisted of cash generated from operations, sale of assets and various financings.

         In June 1998, the Company secured a revolving credit facility of $25 million to complete the acquisition of Weather-Seal, fund working capital needs and finance future acquisitions. During 1999, the Company increased its revolving credit facility from $25 million to $35 million for a period of ninety days to support working capital needs during its peak season. At December 31, 1999, the Company had $1.7 available under this facility. On December 18, 2000, in connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility from a group of lenders (the "DIP Financing") which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. Proceeds from this financing were used to pay off the previous revolver at the date of the bankruptcy filing. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. At December 31, 2000, the interest rate was 10.25% on the line of credit and 11.0% on the term loan, with aggregate availability of $9.9 million under the facility. This facility has priority in the bankruptcy proceeding.

         The Company's principal liquidity requirements have been for debt service under the 1997 $125 million, 11 3/4% Senior Notes (the Notes), the note issued in connection with the Weather-Seal acquisition (Weather-Seal note) and revolving credit facility and for working capital needs and capital expenditures. The Company's annual principal and interest debt service requirements, including capital lease obligations, remain uncertain until a plan of reorganization is filed and approved by the Bankruptcy Court.

         Cash provided by operating activities was $2.6 million and $10.8 million for the years ended December 31, 2000 and 1998, respectively. Cash used by operating activities amounted to $4.8 million in 1999. The increase in cash from operations from 1999 to 2000 results primarily from the nonpayment of interest on the Notes and the Weather-Seal note, net of cash used for reorganization costs in connection with the filing. The Company's working capital requirements for inventory and accounts receivable are impacted by changes in raw material costs, the availability of raw materials, growth of the Company's business and seasonality. As a result, such requirements may fluctuate significantly.

         Capital expenditures for the years ended December 31, 2000, 1999 and 1998 were $3.6 million, $6.6 million and $6.8 million, respectively. Capital outlays included manufacturing equipment and computer software and hardware. The Company generated $0.2 million, $3.4 million and $0.9 million from the sale of property and equipment in 2000, 1999 and 1998, respectively, including $2.2 million from the sale and leaseback of the Ottawa, Ohio production facility in 1999. While the bankruptcy filing and liquidity constraints have substantively curtailed capital expenditures, management expects that such spending will continue at a level consistent with the operating needs and available financial resources of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities.

         The Company made no acquisitions in 2000. This compares to aggregate purchase prices paid for acquisitions of $2.6 and $49.8 million in 1999 and 1998, respectively. In March 2000, the Company sold its Western division for $5.6 million (including $4.5 million in cash) and in May 2000, the Company sold VinylSource for $5.9 million in cash. In December 1999, the Company sold its Taylor division for $9.2 million (including $6.8 million in cash). In March 1998, the Company sold its Mallyclad division to a related party for $1.1 million in cash

         Cash payments on long term debt and capital lease obligations were $1.4 million for the year ended December 31, 2000 compared to $1.3 million for the year ended December 31, 1999 and $1.0 million for the year ended December 31, 1998. Net activity on the Company's lines of credit and DIP Facility resulted in the use of cash of $6.6 million in 2000 and sources of cash of 10.8 and $6.7 million in 1999 and 1998, respectively. The Company paid approximately $1.0, $1.7 million, and $2.1 million in fees and expenses associated with debt financing in the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company performed an impairment analysis for certain of its long-lived assets, including goodwill, on a unit-by-unit basis by assessing cash flows for those assets on the same basis. Assumptions used in this analysis included an extensive review of each unit's forecast in the years subsequent to 2000, based in part on current business and industry conditions, and applied moderate inflation rates to all costs and revenue figures in future years. Based on this analysis, the Company recorded impairment charges of $13.5 million in 2000 relating to its several residential window manufacturing operations and its northern aluminum extrusion operations.

SEASONALITY

         The Company's business is seasonal since its primary revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions of the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, ___ has an adverse impact on the demand for fenestration products. Traditionally, the Company's lowest sales levels usually occur during the first and fourth quarters. The Company believes that its acquisitions in the southwestern and southeastern United States offset the risk to the Company for potentially unusual inclement weather conditions in the midwest and the northeast. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital requirements are usually at their highest level during the second and third quarters.

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

INFLATION AND RAW MATERIAL COSTS

         During the past several years, the general rate of inflation has been relatively low and has not had a significant impact on the Company's operations. However, the Company purchases raw materials, such as aluminum, wood, vinyl and glass, that are subject to fluctuations in price that may not reflect the general rate of inflation, and are more closely tied to the supply of and demand for the particular commodity. Specifically, there have been periods of significant and rapid changes in aluminum prices, with a concurrent short-term impact on the Company's operating margins. In some cases, generally where the increases have been modest, the Company has been able to mitigate the effect of these price increases over the long-term by passing them on to customers.

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

ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

         The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and promissory note to the former Weather-Seal parent. If the market rates for short-term borrowings increased by 1%, the impact would be an interest expense increase of $0.2 million with the corresponding decrease of income before taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and year-end variable rate debt balances by category. The Company is not subject to interest rate risk on its $125 million 11 3/4% Senior Notes since these notes bear interest at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                    PAGE
                                                                                                                    ----
CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
  Reports of Independent Auditors                                                                                     17
  Consolidated Balance Sheets at December 31, 2000 and 1999                                                           19
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                          21
  Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 1999 and 1998               22
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                          23
  Notes to Consolidated Financial Statements                                                                          24


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
Schedule II - Valuation and Qualifying Accounts                                                                       43

                         Report of Independent Auditors



The Board of Directors and Shareholders
American Architectural Products Corporation

We have audited the accompanying consolidated balance sheet of American Architectural Products Corporation and subsidiaries (Company) (a Debtor-in-Possession as of December 18, 2000) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2) for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of American Architectural Products Corporation and subsidiaries for the years ended December 31, 1999 and 1998 were audited by other auditors whose report, dated June 2, 2000, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Architectural Products Corporation and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, on December 18, 2000, the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of violation of certain debt covenants, recurring operating losses, deterioration of vendor support and cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon the approval of the plan of reorganization, the success of future operations, and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                               BEARD MILLER COMPANY LLP

Pittsburgh, Pennsylvania
June 6, 2001

                         Report of Independent Auditors



The Board of Directors and Shareholders
American Architectural Products Corporation


We have audited the accompanying consolidated balance sheet of American Architectural Products Corporation as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years ended December 31, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Architectural Products Corporation at December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for 1999 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the 1999 financial statements, the Company has incurred recurring operating losses, is highly leveraged and has deficit in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the 1999 financial statements. The 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                ERNST & YOUNG LLP

June 2, 2000
Akron, Ohio

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                                  DECEMBER 31
                                                                                          2000                   1999
                                                                                      ------------           ------------

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                          $        158           $         56
   Accounts receivable, less allowance
     for doubtful accounts of $1,764 and $1,299                                             25,517                 30,278
   Accounts receivable - related parties                                                      --                      452
   Inventories                                                                              25,121                 28,659
   Prepaid expenses and other current assets                                                 4,703                  2,756
   Assets of discontinued operations, net                                                    1,734                  3,384
   Assets held for sale                                                                      1,421                  5,984
                                                                                      ------------           ------------
TOTAL CURRENT ASSETS                                                                        58,654                 71,569
                                                                                      ------------           ------------
PROPERTY AND EQUIPMENT
   Land and improvements                                                                     1,538                  1,538
   Buildings and improvements                                                               13,529                 17,473
   Machinery, tools and equipment                                                           29,244                 41,183
   Computers and office equipment                                                            7,437                  8,326
                                                                                      ------------           ------------
                                                                                            51,748                 68,520
   Less accumulated depreciation                                                           (13,825)               (14,719)
                                                                                      ------------           ------------
NET PROPERTY AND EQUIPMENT                                                                  37,923                 53,801
                                                                                      ------------           ------------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $2,987
     and $2,587                                                                             13,939                 22,902
   Deferred financing costs, net of accumulated
     amortization of $6 and $2,601                                                             947                  5,598
   Other, net of accumulated amortization of $717 and $480                                   2,154                  3,202
                                                                                      ------------           ------------
TOTAL OTHER ASSETS                                                                          17,040                 31,702
                                                                                      ------------           ------------
                                                                                      $    113,617           $    157,072
                                                                                      ============           ============



                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                                   DECEMBER 31
                                                                                           2000                    1999
                                                                                       ------------            ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Debtor-in-possession revolving credit and term loan                                 $     16,743            $       --
   Revolving line of credit                                                                    --                    23,260
   Accounts payable - trade                                                                   3,654                  22,277
   Payable to seller for purchase price adjustment                                              850                   1,463
   Accrued Expenses
     Compensation and related benefits                                                        3,068                   5,010
     Current portion of warranty obligations                                                  1,692                   2,370
     Other                                                                                    3,609                   8,770
   Current portion of capital lease
      obligations                                                                              --                     1,239
   Current maturities of long-term debt                                                        --                       435
                                                                                       ------------            ------------
TOTAL CURRENT LIABILITIES                                                                    29,616                  64,824
Long-term debt, less current maturities                                                        --                   132,519
Long-term capital lease obligations,
   less current portion                                                                        --                     2,579
Accrued warranty obligations, less current portion                                            3,305                   2,177
Other                                                                                         2,744                   2,547
Liabilities subject to compromise                                                           167,990                    --
                                                                                       ------------            ------------
TOTAL LIABILITIES                                                                           203,655                 204,646
                                                                                       ------------            ------------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
     outstanding                                                                               --                      --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
     outstanding                                                                               --                      --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 shares issued;
     13,821,616 and 14,321,616 shares outstanding                                                14                      14
   Additional paid-in capital                                                                 9,142                   9,142
   Treasury stock, at cost                                                                     (100)                   --
   Accumulated deficit                                                                      (99,094)                (56,730)
                                                                                       ------------            ------------
TOTAL STOCKHOLDERS' DEFICIT                                                                 (90,038)                (47,574)
                                                                                       ------------            ------------
                                                                                       $    113,617            $    157,072
                                                                                       ============            ============



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      2000                1999                1998
                                                                  ------------        ------------        ------------

Net Sales                                                         $    269,258        $    313,976        $    253,831
Cost of Sales                                                          224,962             260,177             198,860
                                                                  ------------        ------------        ------------
GROSS PROFIT                                                            44,296              53,799              54,971
Selling Expense                                                         24,598              27,330              22,306
Non-cash Stock Compensation                                               --                  --                 1,833
Asset Impairment                                                        13,469              13,930                --
General and Administrative Expenses                                     25,136              25,610              20,147
                                                                  ------------        ------------        ------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                     (18,907)            (13,071)             10,685
                                                                  ------------        ------------        ------------
Other Income (Expense)
   Interest Expense                                                    (14,765)            (17,695)            (15,285)
   Interest Income                                                        --                  --                   669
   Acquisition and Financing Costs                                        --                (2,325)             (1,087)
   Miscellaneous                                                         3,073              (2,075)               (339)
                                                                  ------------        ------------        ------------
Total Other Expense                                                    (11,692)            (22,095)            (16,042)
                                                                  ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   REORGANIZATION COSTS AND INCOME TAX BENEFIT                         (30,599)            (35,166)             (5,357)
Reorganization Costs                                                     6,847                --                  --
                                                                  ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX BENEFIT                                                  (37,446)            (35,166)             (5,357)
Income Tax Benefit                                                        --                  --                  --
                                                                  ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS                                        (37,446)            (35,166)             (5,357)
Loss From Discontinued Operations                                       (4,918)            (11,977)             (3,487)
                                                                  ------------        ------------        ------------
NET LOSS                                                          $    (42,364)       $    (47,143)       $     (8,844)
                                                                  ============        ============        ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   Continuing Operations                                          $      (2.63)       $      (2.49)       $       (.39)
   Discontinued Operations                                                (.35)               (.85)               (.25)
                                                                  ------------        ------------        ------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE                       $      (2.98)       $      (3.34)       $       (.64)
                                                                  ============        ============        ============




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   COMMON STOCK            ADDITIONAL                                    TOTAL
                                             --------------------------     PAID-IN      TREASURY     ACCUMULATED    STOCKHOLDERS'
                                                SHARES         AMOUNT       CAPITAL        STOCK         DEFICIT        DEFICIT
                                             -----------    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1997                    13,458,479    $        13   $     6,311   $      --      $      (743)   $     5,581
Non-cash stock compensation                         --             --           1,833          --             --            1,833
Conversion of options and warrants to
  common stock                                    74,525              1          --            --             --                1
Net loss for the year                               --             --            --            --           (8,844)        (8,844)
                                             -----------    -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1998                    13,533,004             14         8,144          --           (9,587)        (1,429)
Issuance of shares in connection with
  acquisitions                                   789,044           --             998          --             --              998
Cancellation of shares                              (432)          --            --            --             --             --
Net loss for the year                               --             --            --            --          (47,143)       (47,143)
                                             -----------    -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1999                    14,321,616             14         9,142          --          (56,730)       (47,574)
PURCHASE OF TREASURY STOCK                          --             --            --            (100)          --             (100)
NET LOSS FOR THE YEAR                               --             --            --            --          (42,364)       (42,364)
                                             -----------    -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                    14,321,616    $        14   $     9,142   $      (100)   $   (99,094)   $   (90,038)
                                             ===========    ===========   ===========   ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    2000              1999              1998
                                                                                ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                 $    (37,446)     $    (35,166)     $     (5,357)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities before reorganization costs:
     Depreciation                                                                      6,954             8,545             6,379
     Amortization                                                                      1,584             3,522             2,344
     Loss on sale of property and equipment and assets held for sale                     699             1,247               308
     Gain on sale of business                                                         (2,047)             (589)             --
     Loss on acquisition and financing costs                                            --               2,325             1,087
     Non-cash stock compensation                                                        --                --               1,833
     Asset impairment                                                                 13,469            15,213              --
     Reorganization costs                                                              6,847              --                --
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                               2,685            (4,760)           (4,205)
     Accounts receivable - related parties                                               452              --                 135
     Inventories                                                                       1,088              (676)            1,578
     Prepaid expenses and other current assets                                          (262)           (1,156)              548
     Other assets                                                                        615            (2,225)             (861)
     Accounts payable                                                                 (2,122)            6,192             6,870
     Accrued expenses and other liabilities                                           12,151             2,686               104
                                                                                ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     BEFORE REORGANIZATION COSTS                                                       4,667            (4,842)           10,763
NET CASH USED FOR REORGANIZATION COSTS                                                (2,069)             --                --
                                                                                ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    2,598            (4,842)           10,763
                                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of property and equipment                                    190             3,400               853
     Proceeds from the sale of assets held for sale                                    2,750              --                --
     Purchase of property and equipment                                               (3,628)           (6,648)           (6,764)
     Proceeds from the sale of business                                               10,407             6,699             1,084
     Acquisitions of businesses, net of cash acquired                                   --              (2,585)          (49,831)
                                                                                ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    9,719               866           (54,658)
                                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings on revolving line of credit                         (23,260)           10,813             6,685
     Net borrowings on debtor-in-possession financing                                 16,743              --                --
     Payments for deferred financing costs                                              (953)           (1,707)           (2,069)
     Payments on long-term debt and capital lease obligations                         (1,377)           (1,326)             (689)
     Purchase of treasury stock                                                         (100)             --                --
                                                                                ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (8,947)            7,780             3,927
                                                                                ------------      ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS                                 3,370             3,804           (39,968)
CASH FLOWS USED IN DISCONTINUED OPERATIONS                                            (3,268)           (3,856)              (76)
                                                                                ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     102               (52)          (40,044)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            56               108            40,152
                                                                                ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $        158      $         56      $        108
                                                                                ============      ============      ============


          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Business and Basis of Presentation

         American Architectural Products Corporation (AAPC or the Company) is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly-owned subsidiaries, Eagle & Taylor Company (ETC - formerly known as American Architectural Products, Inc.,
AAP), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), American Glassmith Corporation (American Glassmith), Denver Window Corporation (Denver), Eagle Window and Door Center, Inc. (EWDC) and American Weather-Seal Company (Weather-Seal). Western Insulated Glass Co. (now known as WIG Liquidation Company) (Western) and VinylSource, Inc. (VinylSource) were subsidiaries at December 31, 1999 and were sold in March 2000 and May 2000, respectively.

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

         Bankruptcy

         On December 18, 2000, the Company filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio (the Bankruptcy Court). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court.

         The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" as more fully described in Note 2.

         Principles of Consolidation

         The consolidated financial statements include the accounts of AAPC and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Fair Values of Financial Instruments

         The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amounts of the revolving credit facility and the subordinated seller note approximate fair value as both bear interest at variable rates. The fair value of the senior notes approximated $33 million at December 31, 2000 and $36 million at December 31, 1999, which were estimated based on quoted market prices.

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

         Collective Bargaining Agreements

         At December 31, 2000, approximately 118 of the Company's 2,498 employees were covered under collective bargaining agreements. Ninety-two of these employees were covered under an agreement which was terminated in April 2001, in conjunction with the shutdown of the Company's Ottawa, Ohio facility (see Note 21). The remaining employees are covered under an agreement set to expire in October 2002.

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


         Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease, which approximates the useful life of the underlying asset, and is included with depreciation expense.

         Cost in Excess of Net Assets Acquired

         Cost in excess of net assets acquired is being amortized over periods ranging from 20 to 25 years using the straight-line method and is periodically reviewed for impairment.

         Long-Lived Assets

         The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine if impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements (see Note 9).

         Deferred Financing Costs

         Costs to obtain financing have been capitalized and are being amortized using the straight-line method over the expected term of the underlying debt (see Note 2).

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

         Income Taxes

         The income tax provision is computed using the liability method. Deferred taxes are recorded for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities.

         Advertising

         The cost of advertising is charged against income as incurred. Advertising expense was $2.7 million, $2.5 million, and $1.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         New Accounting Standards

         In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. It will have no effect on the Company's financial statements unless the Company enters into a business combination.

         In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002.

2.       BANKRUPTCY PROCEEDINGS AND GOING CONCERN CONSIDERATIONS:

         On December 18, 2000, American Architectural Products Corporation (the Company) and its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio (the Bankruptcy Court). The Company is presently operating its businesses as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to the treatment set forth under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court. The ultimate amount and treatment terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable. In addition, on December 18, 2000, the Bankruptcy Court issued an order authorizing the Company to pay certain pre-petition claims of essential vendors and suppliers. Accordingly, these amounts have been paid or are included in the appropriate liability captions on the consolidated balance sheets.

         An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to January 18, 2002 during which the Company has the exclusive right to file a reorganization plan.


         The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as shown in the financial statements, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses of $42.4 million, $47.1 million and $8.8 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 or December 1, 2000 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, as described in Note 6, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

         In the Chapter 11 proceedings (subject, in certain circumstances, to Bankruptcy Court approval), the debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization, which adjustments could be material. The continuation of the Company as a going concern is contingent upon, among other factors, the ability of the debtors to (1) formulate and file a plan which will gain the approval of the creditors and other parties in interest and confirmation by the Bankruptcy Court; (2) maintain debtor-in-possession financing; (3) achieve profitable operations; (4) obtain adequate shipments of merchandise from suppliers at acceptable credit terms; and (5) obtain post reorganization financing. There can be no assurances that the above conditions can be met.

         Liabilities Subject to Compromise

         As reflected in the consolidated financial statements, "liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 case. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) rejection of executory contracts and unexpired leases; (4) the determination as to the value of any collateral securing claims; (5) proofs of claim; or (6) other events. Payment terms for these amounts will be established in connection with the Chapter 11 case.

         Liabilities subject to compromise in the consolidated balance sheet consist of the following items at December 31, 2000 (in thousands):


              Accounts payable                                       $  15,469
              Accrued interest payable                                  17,584
              Accrued liabilities                                        1,205
              Debt (Notes 7 and 8)                                     133,732
                                                                     ----------

                       Total liabilities subject to compromise       $ 167,990
                                                                     ==========

         Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $542,000 for 2000.

         Debtor-In-Possession Financing

         In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a lender (the "DIP Facility") which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. Interest is payable on a monthly basis based upon the interest rate applicable to the line of credit and the term loan of the prime rate plus .75% and 1.5% respectively. By agreement, the facility has a commitment fee on unused portions of .5% at December 31, 2000. At December 31, 2000, the interest rate was 10.25% on the line of credit and 11.0% on the term loan, with aggregate availability of $9.9 million under the facility. The DIP Facility has priority in the bankruptcy proceeding.

         The DIP Facility requires the Company to meet a number of covenants which include minimum quarterly earnings before interest, taxes, depreciation, amortization and certain non-cash gains and losses as defined in the credit agreement (EBITDA) and minimum fixed charge coverage ratios. The Company was in violation of both covenants as outlined in the facility on March 31, and June 30, 2001. The Company obtained a waiver releasing it from its requirement to meet that threshold for the first and second quarters of 2001.

         At December 31, 2000, outstanding balances (in thousands) and interest rates are as follows:

                                                                   Interest
                                                     Balance         Rate
                                                   ----------------------------

              Line of credit                       $     8,743      10.25    %
              Term loan                                  8,000      11.00    %
                                                   -------------

                                                   $    16,743
                                                   =============

         Reorganization Costs

         The amounts reflected as reorganization costs in the consolidated statement of operations consist of the following for the year ended December 31, 2000 (in thousands):

              Accelerated amortization of debt issue costs              $ 4,778
              Professional fees and other expenses                        2,069
                                                                        --------

                                    Total reorganization costs          $ 6,847
                                                                        ========

3.       ACQUISITIONS AND DIVESTITURES:

         Acquisition and Divestiture of VinylSource

         In January 1998, the Company acquired, for cash, substantially all of the assets of the vinyl division of Easco Corporation, an Austintown, Ohio manufacturer of vinyl extrusions for the fenestration industry. The Company operated the facility through its wholly-owned subsidiary, VinylSource. The purchase price approximated $13.4 million and was allocated to net assets acquired based on estimated fair market values including current assets of $4.7 million, property and equipment of $9.7 million, other assets of $111,000 and current liabilities of $1.1 million. The accounts of VinylSource are included in the Company's consolidated financial statements from the acquisition date. In May 2000, the Company sold the inventories, leasehold improvements and equipment of VinylSource for approximately $5.9 million in cash. The Company recorded a loss of approximately $1.3 million on the sale.

         Divestiture of Mallyclad

         In March 1998, the Company sold Mallyclad, a division of ETC, to a related party for approximately $1.1 million. The Company sold this division, a manufacturer of vinyl laminates for steel and aluminum consumer and commercial customers, at its approximate basis and, therefore, recognized no gain or loss on the transaction.

         Acquisitions of Blackhawk & Denver

         In January and April 1998, respectively, the Company acquired, for cash, substantially all of the assets of Blackhawk Architectural Products (Blackhawk) and Denver. The acquisitions were accounted for as purchases. The purchase prices approximated $621,000 and were allocated to net assets acquired based on estimated fair values including current assets of $355,000, property and equipment of $211,000 and current liabilities of $242,000. Cost in excess of net assets acquired of $297,000 was recorded and is being amortized over 25 years. The accounts of Blackhawk and Denver are included in the Company's consolidated financial statements from the acquisition dates.

         Acquisition of American Weather-Seal

         In June 1998, the Company acquired substantially all of the assets of the Weather-Seal division of Louisiana-Pacific Corporation. The acquisition was accounted for as a purchase with the purchase price of $40.8 million allocated to net assets acquired based on estimated fair market values including current assets of $13.8 million, property and equipment of $31.4 million, current liabilities of $3.5 million and long-term liabilities of $900,000. The acquisition was financed with $16.6 million in borrowings from the Company's line-of-credit facility, $7.5 million in a subordinated seller note and the remainder with cash. The accounts of Weather-Seal are included in the Company's consolidated financial statements from the acquisition date.

         Acquisition of TM Window & Door

         In October 1999, the Company acquired, through its wholly-owned subsidiary Binnings, substantially all of the assets of TMWD. The acquisition was accounted for as a purchase with the purchase price of $4.8 million allocated to the net assets acquired based on estimated fair market values including current assets of $2.5 million, property and equipment of $1.5 million and current liabilities of $1.2 million. Cost in excess of net assets acquired of $2.0 million were recorded and the unamortized balance was written off in 2000 as a result of the Company's impairment analysis discussed in Note 9. The accounts of TMWD are included in the Company's consolidated financial statements from the acquisition date.

         Divestiture of Taylor

         In December 1999, the Company sold Taylor Building Products, Inc. (Taylor), a subsidiary of ETC, for approximately $9.2 million. Taylor is a manufacturer of steel entry doors and garage door panels. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. The Company retained the real property and is leasing this property to the buyer (see Note 5).

         Divestiture of Western

         In March 2000, the Company sold substantially all of the assets of Western, a Phoenix, Arizona based manufacturer of aluminum windows and doors for approximately $5.6 million consisting of $4.5 million in cash and a note receivable for $1.1 million. Interest on the note is payable monthly at the annual rate of 8%. The note was scheduled to mature in February 2002 but was prepaid at a discount in 2001. The Company recorded a gain of approximately $3.3 million, net of discount, on the sale. Additionally, the buyer signed a distributorship agreement with the Company for the right to distribute certain AAPC products.

         Pro Forma Financial Information

         The following unaudited pro forma information has been prepared assuming that the acquisition of TMWD and the divestitures of Taylor, Western and VinylSource had occurred on January 1, 2000 and January 1, 1999, respectively. The pro forma information includes adjustments for selling, general and administrative expenses for changes in compensation expense for certain managers of the completed acquisitions, adjustments to depreciation expense based on the estimated fair market value of the property and equipment acquired, amortization of cost in excess of net assets acquired arising from the acquisitions, and adjustments for income taxes. The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions or divestitures been made on the dates indicated or the results that may be obtained in the future.




                                                                               YEAR ENDED DECEMBER 31,
                                                                              2000                1999
                                                                         ----------------    ----------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     (UNAUDITED)

Net sales                                                                $      262,337      $    265,404
Operating loss from continuing operations                                       (18,459)           (7,395)
Loss from continuing operations                                                 (30,093)          (28,533)
Basic and diluted net loss per common share - continuing operations      $        (2.11)     $      (2.02)


4.       INVENTORIES:

         Inventories consisted of the following:

                                                                                       DECEMBER 31,
                                                                                  2000               1999
                                                                            -----------------   ---------------
                                                                                      (IN THOUSANDS)

   Finished goods                                                           $         6,793     $     8,004
   Work-in-process                                                                    3,177           4,372
   Raw materials                                                                     15,151          16,283
                                                                            -----------------   ---------------
                                                                            $        25,121     $    28,659
                                                                            =================   ===============


5.       ASSETS HELD FOR SALE:

         In 1999, the Company moved its Binnings extrusion and manufacturing operations from Aventura, Florida into a newly leased 190,000 square foot facility in Miami, Florida. The Company sold the Aventura property in November 2000 and recognized a loss on the sale of $416,000.

         As part of the agreement of the sale of Taylor, the Company retained the real property which has a book value of $1.4 million, however, the buyer is required to purchase it within a period not to exceed nineteen months from the closing date provided certain conditions are met. The obligation of the buyer to purchase the real property is currently being contested.

6.       REVOLVING LINE-OF-CREDIT:

         In June 1998, the Company secured a revolving credit facility of up to $25 million. The facility had a three year term, was secured by substantially all of the assets of the Company and bore interest based on the Company's election of either a LIBOR based rate or an alternative rate based on the bank's rate in effect. In addition, the bank charged a 3/8% commitment fee on the unused portion of the revolving credit facility. The level of revolving loans was limited by the provisions of the agreement to a percentage of eligible accounts receivable and inventories. At December 31, 1999, the interest rate being charged was 8.4% and the Company had $1.7 million available under the facility. In May 1999, the Company, with the consent of the Notes bondholders, amended its revolving credit facility to increase the loan commitment from $25 million to $35 million for a 90 day period, through August 1999, to assist the Company with seasonal working capital needs. Fees of approximately $1.0 million were incurred related to the consent and amendment which were capitalized and amortized over the term of the amendment.

         The revolving credit facility required the Company to meet a number of covenants which included a minimum amount of availability at certain stated times, minimum quarterly fixed charge coverage ratios, minimum quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) figures and maximum quarterly capital expenditure outlays. At December 31, 1999, the Company was in violation of meeting the fixed charge coverage ratio and the minimum EBITDA, as outlined in the facility for the fourth quarter of 1999. The Company obtained waivers from its lender releasing it from its requirement to meet those thresholds for the fourth quarter of 1999. Subsequent to 1999, and through the termination of the facility, the Company was only required to meet the minimum availability threshold and quarterly fixed charge coverage covenant of 1.10 to 1. The Company obtained a waiver for the minimum availability covenant for the fixed charge coverage ratio from the lender.

         The revolving credit facility was paid in full from the proceeds of the debtor-in-possession financing (see Note 2).

7.       LONG-TERM DEBT:

         Due to the bankruptcy filing, pre-petition long-term debt balances at December 31, 2000 have been reclassified to the caption "liabilities subject to compromise" in the consolidated balance sheet (see Note 2). Amounts reflected as long-term debt in 1999 did not become subject to compromise until the bankruptcy filing.


                                                                                   DECEMBER 31,
                                                                              2000             1999
                                                                          ------------     ------------
                                                                                 (IN THOUSANDS)

11-3/4% Senior Notes, due 2007                                            $    125,000     $    125,000
Subordinated unsecured promissory note to
  former parent of acquired business, due January 1, 2001
  with interest payable semi-annually at LIBOR
  plus 4.5% to 4.75%                                                             7,500            7,500
Other                                                                               47              454
                                                                          ------------     ------------
                                                                               132,547          132,954
Less current portion                                                              --                435
                                                                          ------------     ------------
                                                                          $    132,547     $    132,519
                                                                          ============     ============

         In December 1997, the Company issued $125 million of 11 3/4% Senior Notes (the "Notes"). The Notes are senior unsecured obligations of the Company and are scheduled to mature on December 1, 2007. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The Notes are unconditionally guaranteed by each of the Company's subsidiaries and by each subsidiary acquired thereafter.


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

         The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not make the June 1, 2000 or December 1, 2000 interest payments. Accordingly, the failure to make the June 1, 2000 and December 1, 2000 interest payments within 30 days of the due date would constitute an Event of Default under the indenture. A default in the Company's obligations to pay interest on the Notes triggered defaults under other indebtedness of the Company.

         In connection with its acquisition of TMWD, the Company assumed various notes with vendors. The terms of these notes include interest rates at 8.0% and maturity dates ranging from May 2000 to March 2001.

         The approximate maturities of long-term debt, without regard to any bankruptcy action, are as follows: 2001 -- $7.55 million; 2002 -- $0; 2003 -- $0; 2004 -- $0; 2005 -- $0 thereafter - $125 million.

8.       COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         Certain leased assets are capitalized and consist of computer and delivery equipment with a cost of $2.1 million and $5.2 million at December 31, 2000 and 1999, respectively. Accumulated amortization related to these leased assets was $1.8 million and $1.7 million at December 31, 2000 and 1999, respectively.

         The Company also leases buildings and equipment under operating leases.

         At December 31, 2000, the future minimum lease payments under operating and capital leases are as follows (in thousands):

                                                                                     OPERATING             CAPITAL
                                                                                      LEASES               LEASES
                                                                                 ------------------     --------------

   2001                                                                          $           3,980      $      1,182
   2002                                                                                      3,487                16
   2003                                                                                      3,085                10
   2004                                                                                      2,685                10
   2005                                                                                      1,631                 9
   Thereafter                                                                                2,346                --
                                                                                                        --------------
                                                                                 ------------------
     Total                                                                       $          17,214             1,227
                                                                                 ==================
   Less amount representing interest                                                                              42
                                                                                                        --------------
   Net present value (included in "liabilities subject to compromise")                                  $      1,185
                                                                                                        ==============


         Rental expense incurred for operating leases was $5.6 million, $4.2 million and $2.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Pursuant to the Bankruptcy Code, the Company may elect to reject or accept unexpired pre-petition leases. The Company is currently reviewing the leases for which such an election is available to determine whether they should be rejected or accepted. An election by the Company to reject certain leases may impact the future minimum lease commitments.

         Litigation

         The Company and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management believes that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition or the results of operations of the Company. However, all such claims arising prior to December 18, 2000 must be resolved through confirmation of the Company's plan of reorganization as such plan may be approved by the Bankruptcy Court.

9.       IMPAIRMENT LOSSES:

         As discussed in Note 2, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While the Company continually evaluates whether the recorded values of its long-lived assets have been impaired, circumstances resulting from the bankruptcy filing caused the Company to re-evaluate the results of future operations and their impact on the recorded value of its long-lived assets. Because some of the operations evaluated were experiencing negative cash flows, and are projecting negative cash flow, an appraised orderly liquidation value was used to determine the fair value of some of the assets being evaluated. As a result of these analyses, the Company recorded an impairment charge of $13.5 million, including goodwill write-downs of $8.4 million and property and equipment write-downs of $5.1 million, of which $3.5 million is in respect to the shutdown of the Ottawa facility (see Note 21). $12.8 million of this adjustment was recorded by the Company's residential window segment, while the remaining $740,000 was recorded by the Company's extrusion segment.

         In December 1999, as a result of continuing operating losses, underperformance at several of its operating divisions and the discontinuance of restructuring plans for its northern vinyl window operations, the Company evaluated estimated undiscounted future cash flows for one of its northern residential vinyl window manufacturing facilities and its vinyl extrusion facility. As a result of these analyses, impairment losses of $5.3 million and $9.2 million, respectively, were recorded to reduce the carrying value of those assets to their estimated fair values. These non-cash charges included write-downs of $5.1 million to goodwill, $1.3 million to inventory (included in cost of goods sold) and $8.1 million to property and equipment.

         Additionally, in December 1999, the Company abandoned its plans to implement new software at two of its facilities. Accordingly, approximately $0.7 million of capitalized project costs related to this project were charged to expense.

10.      BENEFIT PLANS:

         All eligible nonunion employees of the Company participate in 401(k) plans which include provisions for Company matching contributions. Expenses incurred relating to these plans were $768,000, $4,377,000 and $2,263,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.      STOCKHOLDERS' DEFICIT:

         Series A Preferred Stock

         The Series A Preferred is voting preferred stock and has the same number of votes as the number of shares of common stock into which the Series A Preferred would be convertible if converted in full on the record date.

         No dividends may be paid with respect to the common stock unless a dividend is paid to the holders of the Series A Preferred. Any dividends paid are required to be allocated pro rata among the holders of the common stock and Series A Preferred as though the Series A Preferred has been converted in full to common stock on the dividend payment date. During 1997, all of the Series A preferred shares were converted to common stock.

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

         In connection with a series of financing transactions in 1997, the Company issued warrants to purchase 156,497 shares of common stock at an exercise price of $3.50 per share, expiring in 1998. In 1998, the expiration date of those warrants not yet exercised was extended until January 15, 2000. Non-cash stock compensation expense of $128,000 was recorded by the Company in 1998 relating to the extension of these warrants. Warrants to purchase 71,428 shares of common stock were exercised in 1998. At December 31, 1999, warrants to purchase 85,069 shares of common stock remained exercisable and expired unexercised in January 2000.

12.      STOCK OPTIONS:

         As part of the consideration paid in the acquisition of Forte Computer Easy, Inc. (FCEI now known as American Architectural Products Corporation) in December 1996, the Company is deemed to have issued to certain FCEI stockholders options to purchase an aggregate of 586,556 shares of the Company's common stock at prices ranging from $2.50 to $5.00 per share (FCEI Options). The FCEI Options were deemed to have been issued in exchange for previously outstanding options granted under the FCEI Employee Incentive Stock Option Plan.

         As part of the recapitalization of ETC that occurred in connection with the acquisition of FCEI, AAP Holdings, Inc. received options to purchase 879,834 shares of common stock of the Company (AAPH Options). The AAPH Options were equivalent to 1.5 times the number of shares of the Company's common stock subject to the 586,556 FCEI Options. The AAPH Options were identical in price and exercise terms to the FCEI Options and were exercisable only to the extent that the FCEI Options were exercised.

         At December 31, 1999, 471,770 FCEI Options and 707,655 AAPH Options were outstanding. These exercisable options had an option price of $3.75. In 1998, the expiration date of these options was extended until January 2000 at which time they expired, unexercised. Non-cash stock compensation expense of $1,474,000 was recorded by the Company in 1998 relating to the extension of these options.

         In 1996, the Company adopted the American Architectural Products Corporation Stock Option Plan (the Plan) whereby 10,000,000 shares of the Company's common stock have been authorized for issuance under the Plan. Shares of common stock have been made available for grant to directors, officers and key employees at the discretion of the Board of Directors. In 1998, the Plan was amended to increase the number of shares issued under the Plan to 15% of the common stock issued and outstanding. The exercise price of stock options granted under the Plan may not be less than the market price of the Company's common stock at the date of grant. Options granted to persons who have voting control over 10% or more of the Company's stock are granted at 110% of the fair market value of the underlying shares at the grant date and expire five years after the grant date. The stock options issued to employees have a ten year term and vest in 20% increments over five years. Stock options issued to non-employee directors have a ten year term and vest within one year.

         Certain options have been granted to non-employees based on negotiated terms. Stock options issued to non-employees are recorded at fair value with a related charge against income.

         A summary of activity related to stock options for the Plan for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                   2000                          1999                          1998
                                           -----------------------     -------------------------     -------------------------
                                                          Weighted                      Weighted                     Weighted
                                                          Average                       Average                      Average
                                                          Exercise                       Exercise                    Exercise
                                             Options        Price       Options          Price       Options         Price
                                            --------      --------     --------         --------     --------       --------
                                                                         (OPTIONS IN THOUSANDS)

Outstanding, beginning of the period           1,210       $   3.98        1,405       $   3.99          540       $   4.08
Granted                                           40           0.69           45           2.73        1,013           3.78
Forfeited                                       (513)          3.78         (240)          3.78         (148)          2.86
                                            --------       --------     --------       --------     --------       --------


Outstanding, end of the period                   737       $   3.95        1,210       $   3.98        1,405       $   3.99
                                            ========       ========     ========       ========     ========       ========


         The weighted-average remaining contractual life on options outstanding is 5.5 years. Options to purchase 399,000 shares are currently exercisable with a weighted-average exercise price of $4.46 per share.

         The Company applies the intrinsic value method in accounting for its stock options issued to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees. The following table sets forth the Company's loss from continuing operations and loss from continuing operations available per common share on a pro forma basis had compensation expense for the Company's stock options issued to employees been determined based on the fair value using the Black-Scholes model at the grant dates:






                                                                                   YEAR ENDED DECEMBER 31,
                                                                            2000              1999             1998
                                                                       --------------    --------------    ------------
                                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                                       PER SHARE DATA)

LOSS FROM CONTINUING OPERATIONS
   As reported                                                         $   (37,446)      $   (35,166)      $   (5,357)
   Pro forma                                                           $   (37,471)      $   (35,457)      $   (5,614)
BASIC AND DILUTED LOSS FROM CONTINUING OPERATIONS PER
     COMMON SHARE
   As reported                                                         $     (2.63)      $     (2.49)      $     (.39)
   Pro forma                                                           $     (2.63)      $     (2.52)      $     (.41)


         The fair value for these stock options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 5.2% in 2000 and 6.5% in 1999 and 1998, a dividend yield percentage of 0% in 2000, 1999 and 1998, common stock volatility of 1.78 in 2000 and 0.35 in 1999 and 1998, and an expected life of the options of 10 years in 2000 and 5 years in 1999 and 1998.

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

         The weighted-average fair value of the options granted during the periods ended December 31, 2000, 1999 and 1998 were $0.62, $1.14 and $1.57 respectively.

13.      TREASURY STOCK:

         In 2000, the Company signed a Separation Agreement and Release with its former President and Chief Executive Officer, which included, among other things, an agreement by the Company to repurchase 500,000 shares of the Company's common stock and the release of the Company from any obligations arising from former employment. The cost of the shares ($100,000) was recorded as treasury stock.

14.      INCOME TAXES:

         Significant components of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                                                DECEMBER 31,
                                                                                           2000              1999
                                                                                       -------------     -------------
                                                                                             (IN THOUSANDS)
DEFERRED TAX ASSETS
   Net operating loss carryforwards                                                    $    30,160       $    12,775
   Allowance for doubtful accounts                                                             600               447
   Accrued warranty obligations                                                              1,699             2,256
   Asset impairment                                                                          6,825             4,649
   Write-off of debt issuance costs                                                          1,442                --
   Other accruals                                                                            1,400             1,043
   Other                                                                                       347               153
                                                                                       -------------     -------------
                                                                                            42,473            21,323
                                                                                       -------------     -------------
DEFERRED TAX LIABILITIES
   Depreciation                                                                              4,127             4,479
   Other                                                                                        --               655
                                                                                       -------------     -------------
                                                                                             4,127             5,134
                                                                                       -------------     -------------
NET DEFERRED TAX ASSETS                                                                     38,346            16,189
VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                                            (38,346)          (16,189)
                                                                                       -------------     -------------
NET DEFERRED TAXES                                                                     $        --       $        --
                                                                                       =============     =============


         In recording certain acquisitions, the Company established a valuation allowance against the entire net deferred tax assets acquired, based on uncertainties surrounding the expected realization of these assets.

         The actual income tax expense (income tax benefit) attributable to the loss for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax losses as a result of the following:


                                                                                  YEAR ENDED DECEMBER 31
                                                                           2000          1999           1998
                                                                       ------------- -------------- --------------
                                                                                     (IN THOUSANDS)

Tax benefit at U.S. federal statutory rate                             $  (12,564)   $    (13,640)  $    (3,418)
Expenses not deductible for tax purposes                                       60             843           836
Valuation allowance adjustment                                             22,157          12,797         2,582
State income taxes, net of federal income tax benefit                          --              --            --
Other                                                                      (9,653)             --            --
                                                                       ------------- -------------- --------------
BENEFIT FOR INCOME TAXES                                               $       --    $         --   $        --
                                                                       ============= ============== ==============

         At December 31, 2000, the Company and its subsidiaries had net operating loss carryforwards of approximately $88.7 million for income tax purposes which expire between 2001 and 2020. Due to changes in ownership, utilization of approximately $9.3 million of the net operating loss carryforwards is limited to approximately $550,000 per year. The remaining $79.4 million may be utilized without limitation. A valuation allowance has been established against the Company's net deferred tax assets due to uncertainty relating to their realization.

         Subject to the outcome of the bankruptcy proceedings, tax attributes such as net operating loss carryforwards, and depreciable asset bases may be reduced or potentially eliminated.

15.      RELATED PARTY TRANSACTIONS:

         The Company paid management fees to its majority stockholder of approximately $0, $21,000 and $85,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company paid its majority stockholder $0, $0 and $590,000 for acquisition services and $0, $147,000 and $260,000 for other transaction services in 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, the Company paid $10,000, $375,000 and $530,000, respectively, to a Company affiliated with its majority shareholder for air charter services.

         In January 1998, the Company purchased for approximately $400,000 substantially all of the assets of Blackhawk (See Note 3), which was owned in part, by an officer of the Company.

         In March 1998, the Company sold Mallyclad, a division of ETC, to a company controlled by its majority shareholder for approximately $1.1 million. The Company sold this division at its net book value, therefore, no gain or loss was recognized on this transaction.

         In October 1998, the Company entered into an operating lease with a company controlled by its majority shareholder. Amounts paid under this lease were $0, $150,000 and $75,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In November 1999, the Company loaned $77,000 to its Chief Executive Officer. This amount was liquidated and retired in November 2000.

         In December 1999, the Company recorded a receivable from its majority stockholder of $375,000 for insurance proceeds it held related to a fire at the Weather-Seal, Kreidel plant. The amount was remitted to the Company in January 2000.

         At December 31, 1999, the Company had a receivable recorded in the amount of $55,000 related to product sales to a company owned by the wife of the former Chief Executive Officer. This amount was written off in December 2000.

16.      NET LOSS PER COMMON SHARE:

         Net loss per common share amounts have been computed in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share. Basic net loss per common share amounts were computed by dividing the net loss by the weighted-average number of common shares outstanding. The effect of common stock equivalents outstanding were not dilutive.

         The weighted-average number of common shares outstanding for 1998 includes approximately 300,000 additional common shares issued in January 1999 in connection with the Thermetic acquisition based on the average market price.

                                                              YEAR ENDED DECEMBER 31,
                                                           2000        1999        1998
                                                         --------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

LOSS FROM:
   Continuing operations                                 $(37,446)   $(35,166)   $ (5,357)
   Discontinued operations                                 (4,918)    (11,977)     (3,487)
                                                         --------------------------------

                                                         $(42,364)   $(47,143)   $ (8,844)
                                                         ================================

SHARES
   Weighted-average shares - basic and diluted             14,238      14,095      13,785
                                                         ================================

PER COMMON SHARE - BASIC AND DILUTED
   Continuing operations                                 $  (2.63)   $  (2.49)   $   (.39)
   Discontinued operations                                   (.35)       (.85)       (.25)
                                                         --------------------------------

                                                         $  (2.98)   $  (3.34)   $   (.64)
                                                         ================================


17.      SEGMENT INFORMATION:

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

         Residential fenestration products consist of a variety of window and door products manufactured for uses in homes and light commercial businesses. These products consist of a full line of aluminum, vinyl, wood and aluminum-clad wood windows and doors. This business manufactures single hung, double hung, sliding, casement, picture and geometrically shaped windows and french, patio, screened storm, sliding doors and steel entry doors. These fenestration products are sold throughout the United States and are sold one of three ways: directly to an end user (remodeler, contractor or homeowner); to a retailer who then sells to the end user; or to a wholesaler who sells to a retailer. These products are produced and shipped on a by order basis in relatively small quantities.

         Extrusion products consist of aluminum and vinyl extrusions used primarily in the fenestration products industry. This business supplies a portion of the raw materials used in the manufacture of windows by the Company. These products are sold throughout the United States and are marketed directly to manufacturers primarily in the window and door industry.

         The Company generally measures its businesses based on operating income, which includes the effects of incentive compensation for each business. Intersegment transfers are not material. The following represents certain financial data of the Company by segment of continuing operations as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

YEAR ENDED DECEMBER 31, 2000
                                                                           CORPORATE AND
                                         RESIDENTIAL       EXTRUSION        ELIMINATIONS         TOTAL
                                       ---------------- ----------------- ----------------- -----------------
NET SALES - OUTSIDE                    $    248,238     $    21,020       $        --          $ 269,258
NET SALES - INTERCOMPANY                      4,024           3,195            (7,219)                --
DEPRECIATION                                  5,390           1,360               204              6,954
AMORTIZATION                                  1,248              --               336              1,584
ASSET IMPAIRMENT                             12,728             741                --             13,469
OPERATING LOSS FROM
     CONTINUING OPERATIONS                  (10,635)         (2,542)           (5,730)           (18,907)
INTEREST EXPENSE                             12,426           2,310                29             14,765
INCOME TAX EXPENSE (BENEFIT)                  5,218              --            (5,218)                --

TOTAL ASSETS                                 97,953           7,040             6,908            111,901
CAPITAL EXPENDITURES                          3,363             203                62              3,628

YEAR ENDED DECEMBER 31, 1999
                                                                           Corporate And
                                         Residential       Extrusion        Eliminations         Total
                                       ---------------- ----------------- ----------------- -----------------
Net sales - outside                    $    268,714     $    45,262         $      --          $ 313,976
Net sales - intercompany                      4,565           2,832            (7,397)                --
Depreciation                                  5,769           2,570               206              8,545
Amortization                                  1,550             100             1,872              3,522
Asset impairment                              5,640           9,247               326             15,213
Operating income (loss) from
     continuing operations                    4,962         (10,769)           (7,264)           (13,071)
Interest expense                             11,617           4,845             1,233             17,695
Income tax expense (benefit)                  5,245              18            (5,263)                --

Total assets                                112,493          31,616             9,579            153,688
Capital expenditures                          3,778           2,554               316              6,648

YEAR ENDED DECEMBER 31, 1998
                                                                           Corporate And
                                         Residential       Extrusion        Eliminations         Total
                                       ---------------- ----------------- ----------------- ----------------
Net sales - outside                    $    226,054     $    27,777         $       -          $ 253,831
Net sales - intercompany                      2,916             838            (3,754)                 -
Depreciation                                  4,601           1,721                57              6,379
Amortization                                  1,606               9               729              2,344
Operating income (loss)
    from continuing operations               17,840             834            (7,989)            10,685
Interest expense                             11,917           2,818               550             15,285
Income tax expense (benefit)                  3,023            (414)           (2,609)                 -

Total assets                                138,222          28,684             7,639            174,545
Capital expenditures                          3,657           2,650               457              6,764

The operating loss in corporate & eliminations as reported pertains to the operation of a Corporate function and includes general and administration expenses. In 2000, the corporate operating loss includes $6.8 million in reorganization costs (see Note 2). In 1998, the Corporate operating loss includes charges totaling $2.9 million relating to non-cash stock compensation (see notes 11 and 12) and the write-off of deferred costs relating to terminated acquisitions and financing transactions.

No one customer constituted more than ten percent of the Company's consolidated net sales for the years ended December 31, 2000, 1999 and 1998.

18.      DISCONTINUED OPERATIONS:

As previously noted, on December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued manufacturing operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for the years ended December 31, 2000, 1999 and 1998 were $3.0 million, $4.3 million and $3.4 million, respectively. The Company allocates interest expense to its subsidiaries, including Forte, based on average monthly intercompany loan balances, and accordingly, allocated interest of $2.5 million, $1.9 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations. The loss from discontinued operations for each period consists of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                           2000                1999                1998
                                                       ----------------------------------------------------
                                                                      (IN THOUSANDS)

Loss from operations                                   $     (3,808)       $     (4,952)       $     (3,487)
Accrued loss after measurement date                            --                (1,039)               --
Estimated loss on disposal                                   (1,110)             (5,986)               --
                                                       ----------------------------------------------------

Loss from discontinued operations                      $     (4,918)       $    (11,977)       $     (3,487)
                                                       ====================================================

The net assets of Forte have been reported in the accompanying consolidated balance sheet as assets of discontinued operations, net and are classified as current and non-current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                                                         DECEMBER 31,
                                                                  2000                 1999
                                                              ---------------------------------
                                                                    (IN THOUSANDS)

Accounts receivable                                           $        204         $      1,983
Inventory                                                             --                  1,552
Property and equipment                                               1,530                1,630
Other assets                                                          --                    135
                                                              ---------------------------------
     Assets                                                          1,734                5,300

Accounts payable                                                      --                    678
Other liabilities                                                     --                  1,238
                                                              ---------------------------------
     Liabilities                                                      --                  1,916
                                                              ---------------------------------
              Net assets                                      $      1,734         $      3,384
                                                              =================================


19.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     2000         1999          1998
                                                                                  ----------- ------------- -------------
                                                                                              (IN THOUSANDS)

CASH PAID DURING THE PERIOD FOR
   Interest                                                                       $   1,979   $    16,591   $    14,994
NONCASH INVESTING AND FINANCING ACTIVITIES
   Common stock and debt issued and liabilities assumed in acquisitions                  --         1,211        13,251
   Capital lease obligations                                                             --         3,160         1,044
   Notes received from sale of assets                                                 1,120            --            --


         As discussed in Note 3, the Company sold substantially all of the assets of Western and VinylSource in 2000. Cash proceeds of $10.4 million were received in exchange for assets with a fair value of $12.1 million and liabilities of $1.7 million.

20.      SELECTED QUARTERLY DATA OF THE COMPANY (UNAUDITED):

                                                 2000                                          1999
                              -------------------------------------------- ---------------------------------------------

                                 1ST        2ND        3RD         4TH        1st         2nd         3rd        4th
                              ---------- ---------- ----------- ---------- ----------- ----------- ---------- -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                     $ 68,999    $71,265   $  69,836  $   59,158  $   71,297   $  80,997  $  85,408  $   76,274
Gross profit                    11,592     13,868      12,874       5,962      13,352      16,251     17,575       6,621
Loss from
     continuing operations      (1,857)    (2,551)     (4,182)    (28,856)     (3,404)     (2,425)      (333)    (29,004)
Net loss from continuing
   operations per share:
   Basic and diluted          $  (0.13)  $  (0.18)  $   (0.29)  $   (2.03) $    (0.25) $    (0.18)   $(0.03)  $    (2.03)


21.      SUBSEQUENT EVENTS

In January 2001, the Company closed EWDC, a regional distributor and installer of windows and doors. EWDC recognized net losses of $1.4 million, $860,000 and $94,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio, effective April 2001. In addition to impairment losses of $3.5 million (see Note 9), the Company recognized approximately $600,000 of shutdown costs in 2001.

In September 2001, the Company sold substantially all of the assets of Denver and ETC's distribution network in the Denver, Colorado area for approximate book value. Denver reported $224,000 of net losses in 2000.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998



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
----------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS (1)
Year ended December 31, 2000              1,299,317      1,419,473          15,000             940,118         1,763,672
Year ended December 31, 1999                886,525        817,084          98,750    (4)      503,042    (3)  1,299,317
Year ended December 31, 1998                839,141        635,230          59,516             647,362    (3)    886,525

WARRANTY OBLIGATIONS (1)
Year ended December 31, 2000              4,547,013      2,813,188              --           2,362,352         4,997,849
Year ended December 31, 1999              6,115,702      1,965,639      (1,474,196)   (4)    2,060,132         4,547,013
Year ended December 31, 1998              4,825,727      1,649,116       1,574,172    (2)    1,933,313         6,115,702



(1) Progression of account has been restated to exclude accounts associated with the discontinued operation
(2) Purchased in business acquisitions
(3) Accounts deemed to be uncollectible
(4) Includes amounts purchased in business acquisition and sold in business divestiture

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported on Form 8-K, dated July 21, 2000, Ernst & Young ("E&Y") resigned as independent auditors of the Company. As reported on Form 8-K, dated January 17, 2001, the Company engaged Beard Miller Company LLP (formerly Beard & Company, Inc.) ("Beard"). The change in accountants was approved by the Board of Directors of the Company. The reports of E&Y on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion. E&Y's report on the Company's 1999 consolidated financial statements was modified as to uncertainty by inclusion of an explanatory "going concern" paragraph resulting from the Company's recurring operating losses, highly leveraged position and deficiency in shareholders' equity.

         The Company requested E&Y to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statement. E&Y furnished the Company with a copy of a letter dated July 27, 2000 containing such a statement, which was filed as Exhibit 1 to the Company's current report on Form 8-K dated July 21, 2000.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of directors and executive officers of the Company at June 30, 2001. The Board of Directors of the Company consisted of two (2) members at August 31, 2001. Directors hold office until the earlier of their resignation or their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors. A summary of the background and experience of each of these individuals is set forth after the table.

          NAME                        AGE                        POSITION
          ----                        ---                        --------

George S. Hofmeister                  49             Chairman of the Board
Joseph Dominijanni                    44             President, Chief Executive Officer, Treasurer and Director
J. Larry Powell                       58             Chief Operating Officer and Vice President  --  Sales and
                                                         Marketing
Jonathan K. Schoenike                 41             Secretary and General Counsel

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

         Joseph Dominijanni has served as the Company's President and Chief Executive Officer since May 1, 2000 and as its Treasurer since December 1996. Mr. Dominijanni also currently serves as President of ACH, the parent corporation of AAPH, and Vice President-Finance of American Commercial Industries, Inc., ("ACI"), which is principally engaged in the manufacturing of automotive components. Mr. Dominijanni joined ACH and ACI in May 1996. Mr. Dominijanni served as Vice President -- Finance of EWI, Inc. a manufacturer of automotive metal stampings, from June 1990 until April 1996. Prior to 1990, Mr. Dominijanni was with the accounting firm of Price Waterhouse.

         J. Larry Powell, the Company's Chief Operating Officer and Vice President - Sales and Marketing, joined the Company in October 1996. Mr. Powell co-founded Blackhawk Architectural Products, a manufacturer of steel security screen and storm door products, in 1992 and served on its Board of Directors and as its Vice President until 1996. From 1987 to 1991, Mr. Powell served as Vice President -- Marketing and Sales for Sugarcreek Window & Door. Mr. Powell has been employed in the fenestration industry since the early 1970s, principally in the marketing of residential and commercial steel and aluminum window products and doors. In addition, Mr. Powell founded and developed a nationwide marketing representative group that sells a full range of fenestration products.

         Jonathan K. Schoenike joined the Company in August 1997 as General Counsel and served as Secretary since November 1997. Prior to joining the Company, Mr. Schoenike served for over 5 years as Assistant Counsel for The Cafaro Company.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all annual and long-term compensation paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2000, 1999 and 1998.


                                                                                        Long Term
                                                                                       Compensation
                                                                                   ---------------------
                                               Annual Compensation (1)                  Awards (2)
                                        ---------------------------------------    ---------------------             All
                                                                                        Securities                 Other
             Name and                                                                   Underlying              Compensation
        Principal Position               Year         Salary          Bonus            Options/SARs (#)            ($) (3)
------------------------------------    --------    -----------    ------------    ---------------------        --------------

Joseph Dominijanni                       2000              --             --                     --                     --
   President, Chief Executive            1999              --             --                     --                     --
Officer and
   Treasurer                             1998              --             --                     --                     --

J. Larry Powell                          2000         208,157             --                     --                  7,146(3)
   Chief Operating Officer and Vice      1999         164,000         14,000                     --                  7,092(3)
   President-Sales and Marketing         1998         141,125         15,000                 30,000                  5,000(3)

Jonathan K. Schoenike                    2000         209,756             --                     --                  5,817(3)
   Secretary and                         1999         163,375         14,000                     --                  5,335(3)
   General Counsel                       1998         131,250         20,000                 30,000                  5,000(3)


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

OPTION GRANTS

         The Company issued options to purchase up to 40,000, 45,000 and 857,500 shares of common stock to various officers, directors and employees of the Company or its subsidiaries during the fiscal years ended December 31, 2000, 1999 and 1998, respectively. There were no individual grants of stock options to any Named Executive Officers during the year ended December 31, 2000.

         The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 2000 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each Named Executive Officer.

                 AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND
                      OPTION VALUE AS OF DECEMBER 31, 2000

                                                                                                         VALUE OF
                                                                         NUMBER OF                      UNEXERCISED
                                                                        UNEXERCISED                    IN-THE-MONEY
                                                                       OPTIONS/SARS                   OPTIONS/SARS AT
                                    SHARES                         AT FISCAL YEAR END(#)           FISCAL YEAR END($)(1)
                                  ACQUIRED ON      VALUE           ---------------------           ---------------------
       NAME                       EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
       ----                       -----------   -----------   -----------   -------------     -----------   -------------

Joseph Dominijanni                        0             0         25,000              0                0               0
J. Larry Powell                           0             0         13,000         42,000                0               0
Jonathan K. Schoenike                     0             0         13,000         42,000                0               0


(1) Based on the average of reported bid and asked prices for the Common Stock on December 31, 2000.

EMPLOYMENT AGREEMENTS

         In 1998, the Company entered into employment agreements with Jonathan
K. Schoenike and J. Larry Powell for services as General Counsel and Vice President-Sales and Marketing, respectively. The agreements require Messrs. Schoenike and Powell to devote their full time to the Company in exchange for annual base salaries of $160,000 and $199,375, respectively, subject to annual increases. In addition, Messrs. Schoenike and Powell are entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plan in effect from time to time, and the Company will pay certain life insurance premiums and other benefits. The agreements have an initial three-year term and Mr. Powell's agreement has been extended to December 2002. The Company has also entered into employment agreements with certain other officers and key employees.


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

         As of December 31, 2000, options to purchase a total of 737,000 shares of the Company's common stock were outstanding, including options issued pursuant to the Company's stock option plans described above and other options issued outside of the described stock option plans.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Audit Committee, which was comprised of Joseph Dominijanni at December 31, 2000, is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting controls, practices and policies.

         The Compensation Committee was dissolved on May 1, 2000. Since that time, George S. Hofmeister and Joseph Dominijanni are responsible for determining compensation arrangements for executive officers of the Company, including annual bonus compensation, and consults with management of the Company regarding compensation policies and practices. Messrs. Hofmeister and Dominijanni also determine adoption of any compensation plans in which management is eligible to participate, including the granting of stock options and other benefits under such plans.

DIRECTORS' TERMS AND COMPENSATION

         The Company's Board of Directors is currently comprised of two members. Each Director is elected for a period of one year at the Company's annual meeting of shareholders and serves until the earlier of his or her resignation or until his or her successor is duly elected and qualified. During the fiscal year ended December 31, 2000, the Board of Directors of the Company met four times. All other actions taken by the Board of Directors during the fiscal year ended December 31, 2000 were accomplished by means of unanimous written consent. All current Directors attended 75% or more of the meetings of the Board of Directors and of the meetings held by committees of the Board on which they served.

         During the fiscal year ended December 31, 2000, members of the Board received a fee of $1,000 for each meeting of the Board of Directors attended in person and were reimbursed for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of August 31, 2001, concerning the beneficial ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the Company's common stock, (ii) each Director and Named Executive Officer of the Company, and (iii) all Directors and Named Executive Officers of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by their respective spouses under applicable law.

                                                                             SHARES
                                                                       BENEFICIALLY OWNED
                                                                       ------------------
NAME OF BENEFICIAL OWNER(1)                                   NUMBER                       PERCENT
---------------------------                                   ------                       -------

AAP Holdings, Inc.                                           7,548,633                      54.61%
George S. Hofmeister                                         7,551,133(2)                   54.63%
Frank J. Amedia                                              2,474,282(3)                   17.90%
Amedia Family Limited Partnership                            1,500,000                      10.47%
Joseph Dominijanni                                              27,000(4)                        *
J. Larry Powell                                                 42,412(5)                        *
Jonathan K. Schoenike                                           47,000(6)                        *
All directors and executive officers
  of the Company as a group (4 persons)                      7,583,545(7)                   55.14%

*        Less than 1%

(1) The address of AAP Holdings, Inc. and George S. Hofmeister is 6500 Brooktree Road, Suite 102, Wexford, Pennsylvania 15090. The address of Frank J. Amedia and Amedia Family Limited Partnership is 13836 SW 67th Place, Miami, Florida 33158. The address of all other beneficial owners is c/o American Architectural Products Corporation, 3000 Northwest 125th Street, Miami, Florida 33167.

(2) Includes shares of common stock held by AAP Holdings, Inc. George S. Hofmeister, the Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc.

(3) Includes 1,500,000 shares of common stock owned by the Amedia Family Limited Partnership, in which Mr. Amedia and his spouse are the general partners and each holds 48% of the partnership interests.

(4) Includes 25,000 shares of common stock which are subject to unexercised options that were exercisable on June 30, 2001 or within sixty days thereafter.

(5) Includes 32,000 shares of common stock which are subject to unexercised options that were exercisable on June 30, 2001 or within sixty days thereafter.

(6) Includes 27,000 shares of common stock which are subject to unexercised options that were exercisable on June 30, 2001 or within sixty days thereafter.

(7) Includes 84,000 shares of common stock which are subject to unexercised options that were exercisable on June 30, 2001 or within sixty days thereafter as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. George S. Hofmeister, Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc., a Delaware corporation ("AAPH"). The Company agreed to pay AAPH an acquisition consulting fee of 1.0% for 1998, increased to 1.44% for 1999 and discontinued for 2000, of the transaction price of each acquisition transaction consummated by the Company with respect to which AAPH or its affiliates provides acquisition consulting services. For purposes of calculating the acquisition fee, the transaction price means the aggregate amount of consideration paid by the Company or its affiliates for the acquisition in the form of cash, stock, stock options, warrants, debt instruments and other assumed liabilities. Acquisition consulting fees in 1998 and 1999 approximated $590,000 and $0, respectively. In addition, the Company paid AAPH fees of $345,000 and $200,000 for management fees and other transaction services provided in 1998 and 1999, respectively. No such fees were paid to AAPH in 2000.

         The Company contracts for air charter services at market rates with a company affiliated with AAPH and Mr. Amedia. The Company paid approximately $530,000, $375,000 and $10,000, respectively, to this company for air charter services in 1998, 1999 and 2000.

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

         In November 1999, the Company loaned $77,000 to its Chief Executive Officer. This amount was liquidated and retired in November 2000.

         In December 1999, the Company recorded a receivable from its majority stockholder of $375,000 for insurance proceeds held by such stockholder related to the Kreidel fire. The amount was remitted to the Company in January 2000.

         At December 31, 1999, the Company had a receivable recorded in the amount of $55,000 related to product sales to a company owned by the wife of the Chief Executive Officer. This amount was written-off in December 2000.

         In 2000, the Company signed a Separation Agreement and Release with its former President and Chief Executive Officer which included, among other things, an agreement by the Company to repurchase 500,000 shares of the Company's common stock and the release of the Company from any obligations arising from former employment. The cost of the shares ($100,000) was recorded as treasury stock.

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

(b) REPORTS ON FORM 8-K

         During the fourth quarter of 2000, the Company filed the following current reports on Form 8-K:

                  December 18, 2000 under Item 3. Bankruptcy or Receivership

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

2.6        Agreement and Plan of Reorganization, dated October 25, 1996, between
           Forte Computer Easy, Inc. and AAP Holdings, Inc.                              B

2.7        Asset Purchase Agreement, dated June 5, 1998, by and among,
           Weather-Seal Acquisition Corporation and Louisiana-Pacific
           Corporation.                                                                  I

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

3.12       Code of Regulations of Forte, Inc.                                            F

3.13       Certificate of Incorporation of Modern Window Acquisition
           Corporation.                                                                  F

3.14       Bylaws of Modern Window Acquisition Corporation.                              F

3.15       Certificate of Incorporation of Thermetic Glass, Inc., as amended.            F

3.16       Bylaws of Thermetic Glass, Inc.                                               F

3.17       Certificate of Incorporation of AAPC One Acquisition Corporation.             G

3.18       Bylaws of AAPC One Acquisition Corporation.                                   G

3.19       Certificate of Incorporation of AAPC Two Acquisition Corporation.             G

3.20       Bylaws of AAPC Two Acquisition Corporation.                                   G

3.21       Certificate of Incorporation of Denver Window Acquisition Corporation         G

3.22       Bylaws of Denver Window Acquisition Corporation                               G

3.23       Certificate of Incorporation of Eagle Window & Door Center, Inc, as
           amended.                                                                      G

3.24       Bylaws of Eagle Window & Door Center, Inc.                                    G

3.25       Certificate of Incorporation of Weather-Seal Acquisition Corporation.         G

3.26       Bylaws of Weather-Seal Acquisition Corporation                                G

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

10.1       1992 Incentive Stock Option Plan.                                             A

10.2       1996 Stock Option Plan.                                                       C

10.3       Employment Agreement, dated September 30, 1998, between J. Larry
           Powell and American Architectural Products Corporation.                       +

10.3a      Employment Agreement, dated September 30, 1998, between Jonathan K.
           Schoenike and American Architectural Products Corporation.                    +

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

10.6d      Lease Modification No. 3, dated January 31, 1995, between J.M.J.
           Partnership and American Glassmith, Inc.                                      F

10.6e      Lease Modification No. 4, dated as of March 31, 1995, between J.M.J.
           Partnership and American Glassmith, Inc.                                      F

10.6f      Lease Modification No. 5, dated as of August 31, 1995, between J.M.J.
           Partnership and American Glassmith, Inc.                                      F

10.6g      Lease Modification No. 6, dated June 19, 1996, between J.M.J.
           Partnership and American Glassmith, Inc.                                      F

10.7       Purchase Agreement, dated as of December 4, 1997, by and among
           American Architectural Products Corporation, NatWest Capital Markets
           Limited and McDonald & Company Securities, Inc.                               D

10.8       Exchange and Registration Rights Agreement, dated as of December 10,
           1997, by and among American Architectural Products Corporation,
           American Glassmith Acquisition Corporation, BBPI Acquisition
           Corporation, DCI/DWC Acquisition Corporation, Eagle & Taylor Company,
           Forte, Inc., Modern Window Acquisition Corporation, Thermetic Glass,
           Inc., Western Insulated Glass, Co., NatWest Capital Markets Limited
           and McDonald & Company Securities, Inc.                                       D

10.9       Registration Rights Agreement, dated as of July 31, 1998, by and between American Architectural Products Corporation and Frank J.
           Amedia                                                                        +

10.10      Registration Rights Agreement, dated as of July 31, 1998 by and between American Architectural Products Corporation and Miller
           Capital Group                                                                 +

10.11      Credit Agreement, dated as of June 12, 1998, by and among American
           Architectural Products Corporation, Eagle & Taylor Company, Forte,
           Inc., Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings
           Building Products, Inc. Danvid Window Company, Modern Window
           Acquisition Corporation, American Glassmith Acquisition Corporation,
           VinylSource, Inc., Weather-Seal Acquisition Corporation, Eagle Window
           & Door Center, Inc., Denver Window Acquisition Corporation, AAPC One
           Acquisition Corporation, AAPC Two Acquisition Corporation and the
           Institutions from time to time party hereto as Lenders and
           BankBoston, N.A. as Agent.                                                    J


10.11a     Amendment No. 1 to Credit Agreement, dated as of September 15, 1998, by and among American Architectural Products Corporation, Eagle &
           Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic
           Glass, Inc., Binnings Building Products, Inc. Danvid Window Company,
           Modern Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       +

10.11b     Amendment No. 2 to Credit Agreement, dated as of September 30, 1998, by and among American Architectural Products Corporation, Eagle &
           Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic
           Glass, Inc., Binnings Building Products, Inc. Danvid Window Company,
           Modern Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       K

10.11c     Amendment No. 3 to Credit Agreement, dated as of December 31, 1998, by and among American Architectural Products Corporation, Eagle &
           Taylor Company, Forte, Inc., Western Insulated Glass, Co., Thermetic
           Glass, Inc., Binnings Building Products, Inc. Danvid Window Company,
           Modern Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       +

10.11d     Amendment No. 4 to Credit Agreement, dated as of April 14, 1999, by and among American Architectural Products Corporation, Eagle & Taylor
           Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass,
           Inc., Binnings Building Products, Inc. Danvid Window Company, Modern
           Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       L

10.11e     Amendment No. 5 to Credit Agreement, dated as of May 13, 1999, by and among American Architectural Products Corporation, Eagle & Taylor
           Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass,
           Inc., Binnings Building Products, Inc. Danvid Window Company, Modern
           Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       L

10.11f     Amendment No. 6 to Credit Agreement, dated as of May 31, 1999, by and among American Architectural Products Corporation, Eagle & Taylor
           Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass,
           Inc., Binnings Building Products, Inc. Danvid Window Company, Modern
           Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       M

10.11g     Amendment No. 7 to Credit Agreement, dated as of June 29, 1999, by and among American Architectural Products Corporation, Eagle & Taylor
           Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass,
           Inc., Binnings Building Products, Inc. Danvid Window Company, Modern
           Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       M

10.11h     Amendment No. 8 to Credit Agreement, dated as of October 15, 1999, by and among American Architectural Products Corporation, Eagle & Taylor
           Company, Forte, Inc., Western Insulated Glass, Co., Thermetic Glass,
           Inc., Binnings Building Products, Inc. Danvid Window Company, Modern
           Window Acquisition Corporation, American Glassmith Acquisition
           Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
           Eagle Window & Door Center, Inc., Denver Window Acquisition
           Corporation, AAPC One Acquisition Corporation, AAPC Two Acquisition
           Corporation and the Institutions from time to time party hereto as
           Lenders and BankBoston, N.A. as Agent.                                       N

10.11i     Waiver and Amendment No. 9 to Credit Agreement, dated as of June 1,
           2000, is entered into by and among American Architectural Products
           Corporation, Eagle & Taylor Company, Forte, Inc., Western Insulated
           Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.
           Danvid Window Company, Modern Window Acquisition Corporation,
           American Glassmith, Inc., VinylSource, Inc., American Weather-Seal
           Company, Eagle Window & Door Center, Inc., Denver Window Company,
           AAPC One Acquisition Corporation, AAPC Two Acquisition Corporation
           and the Institutions from time to time party hereto as Lenders and
           BankBoston, N.A. as Agent.                                                   +

10.12      Revolving Credit and Term Loan Agreement, dated as of December 14,
           2000, by and among American Architectural Products Corporation, AAPC
           One Acquisition Corporation, AAPC Two Acquisition Corporation, AAPC
           Three Acquisition Corporation, AAPC Four Acquisition Corporation,
           AAPC Five Acquisition Corporation, AAPC Six Acquisition Corporation,
           American Glassmith Inc., American Weather-Seal Company, Binnings
           Building Products, Inc., Danvid Window Company, Denver Window
           Company, Eagle and Taylor Company, Eagle Window and Door Center,
           Inc., Forte, Inc., Modern Window Corporation, Thermetic Glass, Inc.,
           VinylSource, Inc., and WIG Liquidation Company and the financial institutions from time to time party hereto including the CIT
           Group/Business Credit and CIT as agent for the lenders.                      *

10.12a     Amendment No. 1 and Waiver to Revolving Credit and Term Loan
           Agreement dated as of September 16, 2001 among American Architectural
           Products Corporation, Fortified Window and Door Company f.k.a. AAPC
           One Acquisition Corporation, AAPC Two Acquisition Corporation, AAPC
           Three Acquisition Corporation, AAPC Four Acquisition Corporation,
           AAPC Five Acquisition Corporation, AAPC Six Acquisition Corporation,
           American Glassmith, Inc., American Weather-Seal Company, Binnings
           Building Products, Inc., Danvid Window Company, Denver Window
           Company, Eagle and Taylor Company, Eagle Window and Door Center,
           Inc., Forte, Inc., Modern Window Corporation, Thermetic Glass, Inc.,
           VinylSource, Inc., WIG Liquidation Company, each as debtor and debtor-in-possession and certain of the financial institutions parties to the Existing Credit Agreement and the CIT Group Business
           Credit, Inc. as agent.                                                       *

10.13      Lease agreement dated December 10, 1999 between Otto A, LLC and Eagle
           Window and Door, Inc.

21         Subsidiaries of American Architectural Products Corporation                  *

23.1       Consent of Ernst & Young LLP                                                 *

23.2       Consent of Beard Miller Company LLP


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

I Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 1998.

J          Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarterly period ended June 30, 1998, filed August 14, 1998.

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

                                         AMERICAN ARCHITECTURAL PRODUCTS CORP.



October 9, 2001                          By:  /s/ Joseph Dominijanni
                                             --------------------------------
                                         Joseph Dominijanni
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                          TITLE                                         DATE
           ---------                                          -----                                         ----

 /s/ George S. Hofmeister                   Chairman of the Board of Directors                           October 9, 2001
------------------------------------
George S. Hofmeister

/s/ Joseph Dominijanni                      President, Chief Executive Officer and Director              October 9, 2001
------------------------------------        (Principal Executive Officer)
Joseph Dominijanni

