Form 10-Q
period 2001-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-01-14
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD From _________________ to ____________________.

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

         Common stock, $.001 par value, 13,821,616 shares outstanding at November 30, 2001

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                  Consolidated Balance Sheets - December 31, 2000 and
                   March 31, 2001
                  Consolidated Statements of Operations - Three months ended
                   March 31, 2000 and 2001
                  Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2000 and 2001
                  Notes to Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                                (Unaudited)
                                                                 March 31,      December 31,
                                                                   2001            2000
                                                                ---------       ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $   1,622       $     158
   Accounts receivable, less allowance
     for doubtful accounts of $1,687 and $1,764                    28,856          25,517
   Inventories                                                     25,559          25,121
   Prepaid expenses and other current assets                        4,917           4,703
   Assets of discontinued operations, net                           1,647           1,734
   Assets held for sale                                             1,405           1,421
                                                                ---------       ---------
TOTAL CURRENT ASSETS                                               64,006          58,654
                                                                ---------       ---------
PROPERTY AND EQUIPMENT
   Land and improvements                                            1,538           1,538
   Buildings and improvements                                      15,018          13,529
   Machinery, tools and equipment                                  29,762          29,244
   Computers and office equipment                                   6,919           7,437
                                                                ---------       ---------
                                                                   53,237          51,748
   Less accumulated depreciation                                  (15,418)        (13,825)
                                                                ---------       ---------
NET PROPERTY AND EQUIPMENT                                         37,819          37,923
                                                                ---------       ---------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $3,259
     and $2,987                                                    13,706          13,939
   Deferred financing costs, net of accumulated
     amortization of $244 and $6                                      709             947
   Other, net of accumulated amortization of $777 and $717          2,078           2,154
                                                                ---------       ---------
TOTAL OTHER ASSETS                                                 16,493          17,040
                                                                ---------       ---------
                                                                $ 118,318       $ 113,617
                                                                =========       =========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                                     (Unaudited)
                                                                       March 31,      December 31,
                                                                         2001            2000
                                                                       ---------       ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Debtor-in-possession revolving credit and term loan                 $  23,032       $  16,743
   Accounts payable - trade                                                9,921           3,654
   Payable to seller for purchase price adjustment                           850             850
   Accrued Expenses
     Compensation and related benefits                                     3,968           3,068
     Current portion of warranty obligations                               1,686           1,692
     Other                                                                 4,255           3,609
                                                                       ---------       ---------
TOTAL CURRENT LIABILITIES                                                 43,712          29,616
Accrued warranty obligations, less current portion                         3,251           3,305
Other                                                                      2,316           2,744
Liabilities subject to compromise                                        162,311         167,990
                                                                       ---------       ---------
TOTAL LIABILITIES                                                        211,589         203,655
                                                                       ---------       ---------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                           --              --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                           --              --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 issued; 13,821,616 shares outstanding             14              14
   Additional paid-in capital                                              9,142           9,142
   Treasury stock, at cost                                                  (100)           (100)
   Retained deficit                                                     (102,328)        (99,094)
                                                                       ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                                              (93,272)        (90,038)
                                                                       ---------       ---------
                                                                       $ 118,318       $ 113,617
                                                                       =========       =========



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              (Unaudited)
                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        -----------------------
Net Sales                                               $ 56,840       $ 68,999
Cost of Sales                                             49,037         57,407
                                                        --------       --------
GROSS PROFIT                                               7,803         11,592
Selling Expense                                            5,237          6,808
General and Administrative Expenses                        4,491          6,008
                                                        --------       --------
LOSS FROM CONTINUING OPERATIONS                           (1,925)        (1,224)
                                                        --------       --------
Other Income (Expense)
   Interest expense, net                                    (539)        (4,619)
   Gain on sale of business                                 --            3,593
   Miscellaneous                                            (107)          (249)
                                                        --------       --------
Total Other Expense                                         (646)        (1,275)
                                                        --------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
   REORGANIZATION COSTS AND INCOME TAX BENEFIT            (2,571)        (2,499)
Reorganization Costs                                         646           --
                                                        --------       --------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX BENEFIT                                     (3,217)        (2,499)
Income Tax Benefit                                          --             --
                                                        --------       --------
LOSS FROM CONTINUING OPERATIONS                           (3,217)        (2,499)
LOSS FROM DISCONTINUED OPERATIONS                            (17)          --
                                                        --------       --------
NET LOSS                                                $ (3,234)      $ (2,499)
                                                        ========       ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   Continuing operations                                $  (0.23)      $  (0.17)
   Discontinued operations                                  --             --
                                                        --------       --------
BASIC AND DILUTED NET LOSS PER COMMON SHARE             $  (0.23)      $  (0.17)
                                                        ========       ========




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              (Unaudited)
                                                                          Three months ended
                                                                               March 31,
                                                                          2001          2000
                                                                        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                         $(3,217)      $(2,499)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities before reorganization costs:
     Depreciation                                                         1,609         2,079
     Amortization                                                           530           518
     Gain on sale of business                                              --          (3,593)
     Reorganization costs                                                   646          --
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                 (3,339)       (1,181)
     Inventories                                                           (438)        1,583
     Prepaid and other current assets                                      (214)          (97)
     Other assets                                                            17          (284)
     Accounts payable                                                     6,267        (1,765)
     Accrued expenses and other liabilities                                 908         4,111
     Liabilities subject to compromise                                   (5,679)           --
                                                                        -------       -------
NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION COSTS        (2,910)       (1,128)
NET CASH USED FOR REORGANIZATION COSTS                                     (496)         --
                                                                        -------       -------
NET CASH USED IN OPERATION ACTIVITIES                                    (3,406)       (1,128)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (1,489)         (699)
     Proceeds from the sale of business                                    --           4,521
                                                                        -------       -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (1,489)        3,822
                                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit              6,289        (1,626)
     Payments on long-term debt and capital lease
      Obligations                                                            --          (385)
                                                                        -------       -------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                        6,289        (2,011)
                                                                        -------       -------
CASH FLOWS PROVIDED BY CONTINUING OPERATIONS                              1,394           683
CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                     70          (717)
                                                                        -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,464           (34)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              158            56
                                                                        -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,622       $    22
                                                                        =======       =======


          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

         American Architectural Products Corporation (AAPC or the Company) is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly-owned subsidiaries, Eagle & Taylor Company (ETC - formerly known as American Architectural Products, Inc.,
AAP), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern), American Glassmith Corporation (American Glassmith), Denver Window Corporation (Denver), Eagle Window and Door Center, Inc. (EWDC) and American Weather-Seal Company (Weather-Seal). Western Insulated Glass Co. (n.k.a. WIG Liquidation Company) (Western) and VinylSource, Inc. (VinylSource) were sold in March 2000 and May 2000, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of the Company for the year ended December 31, 2000 included in the annual report on Form 10-K.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    Bankruptcy Proceedings and Going Concern Considerations:

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The

Bankruptcy Court has approved an extension to January 18, 2002, during which the Company has the exclusive right to file a reorganization plan.

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses of $41.9 million, $47.1 million and $8.8 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 or December 1, 2000 interest payment. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

Liabilities Subject to Compromise

As reflected in the consolidated financial statements, "liabilities subject to compromise" refer to liabilities incurred prior to the commencement of the Chapter 11 case. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) rejection of executory contracts and unexpired leases; (4) the determination as to the value of any collateral securing claims; (5) proofs of claim; or (6) other events. Payment terms for these amounts will be established in connection with the Chapter 11 case.

Liabilities subject to compromise in the consolidated balance sheet consist of the following items (in thousands):

                                                         March 31,    December 31,
                                                           2001          2000
                                                         --------       --------
Accounts payable                                         $ 10,200       $ 15,469
Accrued interest payable                                   17,299         17,584
Accrued liabilities                                         1,206          1,205
Debt                                                      133,607        133,732
                                                         --------       --------

       Total liabilities subject to compromise           $162,312       $167,990
                                                         ========       ========

Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $3.9 million for the year to date March 31, 2001.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a lender (the DIP Facility) which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. Interest is payable on a monthly basis based upon the interest rate applicable to the line of credit and the term loan of the prime rate plus .75% and 1.5% respectively. By agreement, the facility has a commitment fee on unused portions of .5% at March 31, 2001. At March 31, 2001, the interest rate was 8.75% on the line of credit and 9.0% on the term loan, with aggregate availability of $8.5 million under the facility. This facility has priority in the bankruptcy proceeding.

The DIP Facility requires the Company to meet a number of covenants which include minimum quarterly earnings before interest, taxes, depreciation, amortization and certain non-cash gains and losses as defined in the credit agreement (EBITDA) and minimum fixed charge coverage ratios. The Company was in violation of these covenants as outlined in the facility on March 31, June 30, and September 30, 2001. The Company obtained a waiver releasing it from its requirement to meet that threshold for the first and second quarters of 2001.

Outstanding balances (in thousands) are as follows:

                                                          March 31,    December 31,
                                                           2001           2000
                                                          -------        -------
                            Line of credit                $15,032        $ 8,743
                            Term loan                       8,000          8,000
                                                          -------        -------
                                                          $23,032        $16,743
                                                          =======        =======


Reorganization Costs
The amounts reflected as reorganization costs in the consolidated statement of operations consist primarily of professional fees for the year to date March 31, 2001.

3. Inventories

Inventories consisted of the following (in thousands):

                                                   March 31,          December 31,
                                                     2001                2000
                                                   -------              -------
Finished goods                                      $ 6,625              $ 6,793
Work-in-process                                       4,678                3,177
Raw materials                                        14,256               15,151
                                                    -------              -------
                                                    $25,559              $25,121
                                                    =======              =======

4. Assets Held for Sale

As part of the agreement on the sale of Taylor Building Products, Inc. in December 1999, the Company retained the real property which has a book value of $1.4 million. However, the buyer is required to purchase the property within a period not to exceed nineteen months from the closing date, provided certain conditions are met. The obligation of the buyer to purchase the real property is currently being contested.

5. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                                          Three months ended
                                                              March 31,
                                                   ----------------------------
                                                        2001             2000
                                                   ----------------------------
                                                    (In Thousands, Except Per
                                                              Share Data)
EARNINGS
Continuing operations                              $ (3,217)           $ (2,499)
Discontinued operations                                 (17)               --
                                                   ----------------------------
                                                   $ (3,284)           $ (2,499)
                                                   ============================
SHARES
Basic and diluted                                    13,822              14,322
PER COMMON SHARE - BASIC AND DILUTED
Continuing operations                              $  (0.23)           $  (0.17)
Discontinued operations                                --                  --
                                                   ----------------------------
                                                   $  (0.23)           $  (0.17)
                                                   ============================

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

6. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2001 and 2000, comprehensive income for the Company did not differ from net income.

7.       Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three months ended March 31, 2001 and 2000.

8.       Segment Information

                                                                       Three months ended March 31
                                                     ----------------------------------------------------------------
                                                                 2001                              2000
                                                     ------------------------------    ------------------------------
                                                     Residential     Extrusion         Residential     Extrusion
                                                     --------------- --------------    --------------- --------------
                                                                             (in thousands)
Revenues from external customers                     $     53,344    $       3,496     $     59,713    $     7,539
Intersegment revenues                                          --              576              688          1,059
Operating profit (loss)                                      (806)            (311)           1,063           (747)
Total assets                                              102,828            7,485          116,965         19,523

A reconciliation of combined operating profit for the residential and extrusion segments to consolidated loss before income taxes is as follows:




                                                                          Three months ended
                                                                               March 31
                                                                 -------------------------------------
                                                                       2001               2000
                                                                 -------------------------------------
                                                                            (in thousands)
   Total (loss) profit from operating segments                   $      (1,117)     $         316
   Less:
     Corporate and eliminations                                            808              1,540
     Other (income) expenses                                               107             (3,344)
     Interest expense, net                                                 539              4,619
     Reorganization costs                                                  646                 --
                                                                 -------------------------------------
   Loss from continuing operations before income taxes           $      (3,217)     $      (2,499)
                                                                 =====================================

10.   Discontinued Operation

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactured aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued manufacturing operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for three months ended March 31, 2001 and 2000 were $36 thousand and $417 thousand, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations. The loss from discontinued operations for the period ended March 31, 2001 and March 31, 2000 were $17 thousand and $0, respectively, and consisted of the loss generated from operations.

The net assets of Forte have been reported in the accompanying consolidated balance sheet as assets of discontinued operations, net and are classified as current and non-current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                -----------------------------
                                                                              (in thousands)
Accounts receivable                                             $     104       $     204
Property, plant and equipment                                       1,543           1,530
                                                                -----------------------------
     Net Assets                                                 $   1,647       $   1,734
                                                                =============================

11.      Subsequent Event

In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio, effective April 2001. The Company recognized approximately $1.8 million of shutdown costs in the second quarter of 2001.

In December 2001, the Company entered into an agreement to sell certain assets of its Binnings Pan Am and TM Window and Door divisions. Also in December 2001, the Company agreed to sell certain assets of its American Weather-Seal Co.'s aluminum extrusion operations. Both agreements also provide for the assumption of certain liabilities by the buyers. These agreements are now pending approval from the US Bankruptcy Court, and are subject to better offers. Approval is expected during the first quarter of 2002.

12.      Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. It will have no effect on the Company's financial statements unless the Company enters into a business combination.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective on January 1, 2003. Management is currently assessing the impact of this pronouncement on its financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement are effective January 1, 2002. Management is currently assessing the impact of this pronouncement on its financial statements.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Bankruptcy Court approved an extension to January 18, 2002, during which the Company has the exclusive right to file a reorganization plan..

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses of $41.9 million, $47.1 million and $8.8 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 31, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1 or December 1, 2000 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

DISCONTINUED OPERATIONS

In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte, Inc. The operating results of this business have continually declined and the Company discontinued manufacturing operations in May 2000. The Company is currently seeking a buyer for the remaining assets of the business. The Company has accounted for Forte as a discontinued operation in the accompanying financial statements. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Sales. Net sales for the three months ended March 31, 2001 were $56.8 million as compared with $69.0 million for the three months ended March 31, 2000. The decrease of $12.2 million results from $5.3 million of sales decrease associated with divestiture of Western and VinylSource, and internal sales declines in the quarter of $6.9 million. Net sales in the residential segment, excluding acquisition and divestiture activity, decreased approximately $5.3 million since the comparable period of the prior year due primarily to lower volumes in the aluminum-clad and vinyl window markets. Extrusion sales, excluding acquisition and divestiture activities, were down $1.6 million reflecting reduced aluminum sales due to declining demands with existing customers.

Gross Profit. Gross profit decreased $3.8 million to $7.8 million for the three months ended March 31, 2001 from $11.6 million for the three months ended March 31, 2000. This decrease reflects a $0.6 million decline associated with the divestiture of Western and Vinylsource and a $3.2 million decline internally primarily attributable to the residential window businesses. This decline results directly from the sales decline and higher fixed costs at the Company's Eagle Window and Door (Eagle) operations due to the move to a new manufacturing facility during the fourth quarter of 2000 and first quarter of 2001. The gross margin for the three months ended March 31, 2001 was 13.7% compared to 16.8% for the three months ended March 31, 2000. The decrease in gross margin reflects the decline in the gross profit of the Company's residential window businesses throughout the United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $9.7 million compared to $12.8 million for the comparable period in 2000. The effect of the sale of Western and Vinylsource resulted in a net decrease of $0.8 million in selling, general and administrative expenses for the three month period. Internally, the Company's selling, general and administrative costs decreased $2.3 million, which was comprised of a $1.6 million decrease in the residential segment and a $0.7 million decrease in corporate costs. The decrease in the residential segment partially results from lower selling costs. The remaining decline in residential window and corporate costs results from the Company's cost reduction initiatives.

Operating (Loss) from Continuing Operations. The Company had a loss from continuing operations for the three months ended March 31, 2001 of $1.9 million, compared to a loss from continuing operations of $1.2 million for the three months ended March 31, 2000.

Interest Expense. Interest expense decreased from $4.6 million for the three months ended March 31, 2000 to $0.5 million for the three months ended March 31, 2001. During the first quarter of 2001, the Company did not recognize approximately $3.9 million of interest expense due to the Chapter 11 filing (see
Note 2 to the consolidated financial statements).

Reorganization Costs. In conjunction with the filing, the Company recognized reorganization costs of $0.6 million during the three months ended March 31, 2001. This amount consists primarily of professional fees related to the Bankruptcy.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended March 31, 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are for debt service requirements under the 1997 $125 million, 11 3/4% Senior Notes (Notes), the note issued in connection with the Weather-Seal acquisition, the revolving credit facility and for working capital needs and capital expenditures. The Company's annual principal and interest debt service requirements, including capital lease obligations, remain uncertain until a plan of reorganization is filed and approved by the Bankruptcy Court.

Cash used in operating activities was $3.3 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash used in operations for 2001 over the prior year is due to increases in accounts receivable and inventories and incurred reorganization costs.

Capital expenditures for the three months ended March 31, 2001 and 2000 were $1.5 million and $0.7 million, respectively. The increase results primarily from capital investments at the new Eagle manufacturing facility. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities. Cash provided by investing activities in the three months ended March 31, 2000 included $4.5 million in cash received from the sale of Western, which closed in March 2000 for total consideration of $5.6 million. The sale included a note receivable for $1.1 million that was prepaid at a discount in the second quarter of 2001.

Net activity on the Company's line of credit resulted in sources of cash of $6.3 million in the three months ended March 31, 2001 and a use of cash of $1.6 million for the same period of 2000. The Company paid approximately $0.1 million on long-term debt and capital leases during the first three months of 2001 compared to $0.4 million of similar payments during the comparable period of 2000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $49,700 with a corresponding increase in loss before taxes of the same amount, for the three months ended March 31, 2001. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at March 31, 2001 by category.

PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 2 to the Consolidated Financial Statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.  OTHER INFORMATION

Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K
     During the first quarter of 2001, the company filed the following current reports on Form 8-K:

     January 17, 2001 under Item 3. Change in Registrants Certifying Accountant

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: January 14, 2002              /s/ Joseph Dominijanni
                                        --------------------------------
                                        Joseph Dominijanni
                                        President & Chief Executive Officer