Form 10-Q
period 2001-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-01-14
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001


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



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                  Consolidated Balance Sheets - June 30, 2001 and December 31,
                    2000
                  Consolidated Statements of Operations - Three and six months ended June 30, 2001 and 2000
                  Consolidated Statements of Cash Flows - Six months ended
                    June 30, 2001 and 2000
                  Notes to Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                               (Unaudited)
                                                                 June 30,      December 31,
                                                                   2001            2000
                                                                ---------       ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $   1,849       $     158
   Accounts receivable, less allowance
     for doubtful accounts of $1,244 and $1,764                    31,101          25,517
   Inventories                                                     24,049          25,121
   Prepaid expenses and other current assets                        4,365           4,703
   Assets of discontinued operations, net                           1,639           1,734
   Assets held for sale                                             1,389           1,421
                                                                ---------       ---------
TOTAL CURRENT ASSETS                                               64,392          58,654
                                                                ---------       ---------
PROPERTY AND EQUIPMENT
   Land and improvements                                            1,538           1,538
   Buildings and improvements                                      16,400          13,529
   Machinery, tools and equipment                                  28,584          29,244
   Computers and office equipment                                   7,005           7,437
   Construction in progress                                           431            --
                                                                ---------       ---------
                                                                   53,958          51,748
   Less accumulated depreciation                                  (16,811)        (13,825)
                                                                ---------       ---------
NET PROPERTY AND EQUIPMENT                                         37,147          37,923
                                                                ---------       ---------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $3,346
     and $2,987                                                    13,622          13,939
   Deferred financing costs, net of accumulated
     amortization of $483 and $6                                      470             947
   Other, net of accumulated amortization of $836 and $717          2,056           2,154
                                                                ---------       ---------
TOTAL OTHER ASSETS                                                 16,148          17,040
                                                                ---------       ---------
                                                                $ 117,687       $ 113,617
                                                                =========       =========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                       (Unaudited)
                                                                         June 30,     December 31,
                                                                          2001            2000
                                                                       ---------       ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Debtor-in-possession revolving credit and term loan                 $  25,219       $  16,743
   Accounts payable - trade                                                9,919           3,654
   Payable to seller for purchase price adjustment                           850             850
   Accrued Expenses
     Compensation and related benefits                                     4,348           3,068
     Current portion of warranty obligations                               1,686           1,692
     Other                                                                 4,010           3,609
                                                                       ---------       ---------
TOTAL CURRENT LIABILITIES                                                 46,032          29,616
Accrued warranty obligations, less current portion                         3,324           3,305
Other                                                                      2,341           2,744
Liabilities subject to compromise                                        161,094         167,990
                                                                       ---------       ---------
TOTAL LIABILITIES                                                        212,791         203,407
                                                                       ---------       ---------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                             --              --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                             --              --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 issued; 13,821,616 shares outstanding             14              14
   Additional paid-in capital                                              9,142           9,142
   Treasury stock, at cost                                                  (100)           (100)
   Retained deficit                                                     (104,160)        (99,094)
                                                                       ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                                              (95,104)        (90,038)
                                                                       ---------       ---------
                                                                       $ 117,687       $ 113,617
                                                                       =========       =========



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                              DEBTOR-IN-POSSESSION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                   (Unaudited)                    (Unaudited)
                                               Three months ended               Six months ended
                                                    June 30,                        June 30,
                                           -------------------------       -------------------------
                                             2001            2000            2001            2000
                                           ---------       ---------       ---------       ---------

Net Sales                                  $  65,935       $  71,265       $ 122,775       $ 140,264
Cost of Sales                                 54,618          57,397         103,655         114,805
                                           ---------       ---------       ---------       ---------
GROSS PROFIT                                  11,317          13,868          19,120          25,459
Selling Expense                                5,590           6,740          10,828          13,549
General and Administrative Expenses            4,395           5,340           8,886          11,347
                                           ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS              1,332           1,788            (594)            563
                                           ---------       ---------       ---------       ---------
Other Income (Expense)
   Interest expense, net                        (592)         (4,506)         (1,132)         (9,125)
   Gain on sale of business                       --              --              --           3,593
   Miscellaneous                                (165)           (481)           (272)           (729)
                                           ---------       ---------       ---------       ---------
Total Other (Expense)                           (757)         (4,987)         (1,404)         (6,261)
                                           ---------       ---------       ---------       ---------
INCOME FROM CONTINUING OPERATIONS
 BEFORE REORGANIZATION COSTS AND
  INCOME TAX BENEFIT                             575          (3,199)         (1,998)         (5,698)
Reorganization Costs                           2,445              --           3,090              --
                                           ---------       ---------       ---------       ---------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT                    (1,870)         (3,199)         (5,088)         (5,698)
Income Tax Benefit                                --              --              --              --
                                           ---------       ---------       ---------       ---------
LOSS FROM CONTINUING OPERATIONS               (1,870)         (3,199)         (5,088)         (5,698)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                        39            (588)             22            (588)
                                           ---------       ---------       ---------       ---------
NET LOSS                                   $  (1,831)      $  (3,787)      $  (5,066)      $  (6,286)
                                           =========       =========       =========       =========

BASIC AND DILUTED NET LOSS PER COMMON
SHARE
   Continuing operations                   $   (0.14)      $   (0.22)      $   (0.37)      $   (0.40)
   Discontinued operations                        --           (0.04)             --           (0.04)
                                           ---------       ---------       ---------       ---------
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                      $   (0.14)      $   (0.26)      $   (0.37)      $   (0.44)
                                           =========       =========       =========       =========




         See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          (Unaudited)
                                                                                       Six months ended
                                                                                           June 30,
                                                                                      2001           2000
                                                                                    --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                     $ (5,088)      $ (5,698)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities before reorganization costs:
     Depreciation                                                                      2,922          3,900
     Amortization                                                                        931          1,036
     Loss on sale of property and equipment                                                7            130
     Gain on sale of business                                                             --         (3,593)
     Reorganization Costs                                                              3,090             --
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                              (5,584)        (3,334)
     Inventories                                                                          22            252
     Prepaid and other current assets                                                    338           (820)
     Other assets                                                                        (39)          (113)
     Accounts payable                                                                  6,265         (2,376)
     Accrued expenses and other liabilities                                              928          7,078
     Liabilities subject to compromise                                                (6,896)            --
                                                                                    --------       --------
NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION COSTS                     (3,104)        (3,538)
NET CASH USED FOR REORGANIZATION COSTS                                                (1,588)            --
                                                                                    --------       --------
NET CASH USED IN OPERATING ACTIVITIES                                                 (4,692)        (3,538)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                               (2,212)        (1,302)
     Proceeds from the sale of property and equipment                                      2            533
     Proceeds from the sale of business                                                   --         10,407
                                                                                    --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (2,210)         9,638
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit                           8,476         (3,784)
     Payments on long-term debt and capital leases                                        --           (882)
     Payments for debt issue costs                                                        --           (720)
                                                                                    --------       --------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                                     8,476         (5,386)
                                                                                    --------       --------
CASH FLOWS PROVIDED BY CONTINUING OPERATIONS                                           1,574            714
CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                 117           (323)
                                                                                    --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              1,691            391
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           158             56
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  1,849       $    447
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

Liabilities subject to compromise in the consolidated balance sheet consist of the following items at June 30, 2001 (in thousands):

                                                              June 30,     December 30,
                                                                2000           2001
                                                              --------      --------
          Accounts payable                                    $  9,123      $ 15,469
          Accrued interest payable                              17,299        17,584
          Accrued liabilities                                    1,206         1,205
          Debt                                                 133,466       133,732
                                                              --------      --------

                 Total liabilities subject to compromise      $161,094      $167,990
                                                              ========      ========


Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $3.8 million and $7.6 million for the quarter to date and year to date periods ended June 30, 2001, respectively.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a group of lenders (the DIP Facility) which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. Interest is payable on a monthly basis based upon the interest rate applicable to the line of credit and the term loan of the prime rate plus .75% and 1.5% respectively. By agreement, the facility has a commitment fee on unused portions of .5% at June 30, 2001. At June 30, 2001, the interest rate was 7.50% on the line of credit and 8.25% on the term loan, with aggregate availability of $7.0 million under the facility. This facility has priority in the bankruptcy proceeding.

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

Outstanding balances (in thousands) are as follows:

                                                 June 30,    December 31,
                                                   2001          2000
                                                 -------       -------
          Line of credit                         $17,219       $ 8,743
          Term loan                                8,000         8,000
                                                 -------       -------

                                                 $25,219       $16,743
                                                 =======       =======
Reorganization Costs
The amounts reflected as reorganization costs in the consolidated statement of operations during the year to date June 30, 2001 consisted of the following (in thousands):

                                               Three months   Six months
                                                   ended        ended
                                               June 30, 2001 June 30, 2001
                                                   ------       ------
          Plant closing                            $1,759       $1,759
          Professional fees                           634        1,279
          Other                                        52           52
                                                   ------       ------
            Total Reorganization Costs             $2,445       $3,090
                                                   ======       ======


In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio effective April 2001. In April 2001 the Bankruptcy Court approved the shutdown plan which was substantially completed by the end of April 2001. The plant closing charges reflected above are associated with this restructuring effort and include severance costs of $619 thousand and an estimated loss on the liquidation of assets of $1.14 million. $555 thousand of the accrued severance costs were paid during the second quarter of 2001.

Professional fees incurred consisted primarily of consulting and legal fees for bankruptcy activity and restructuring efforts. At June 30, 2001, $300,000 of professional fees included in reorganization costs remain unpaid.

3. Inventories

Inventories consisted of the following:
                                              June 30,        December 31,
                                                2001             2000
                                              -------          -------

          Finished goods                      $ 5,730          $ 6,793
          Work-in-process                       4,283            3,177
          Raw materials                        14,036           15,151
                                              -------          -------
                                              $24,049          $25,121
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

5. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                            Three months ended             Six months ended
                                                 June 30,                      June 30,
                                          -----------------------       -----------------------
                                            2001           2000           2001          2000
                                          --------       --------       --------       --------
                                                 (In thousands, except per share data)
EARNINGS
Continuing operations                     $ (1,870)      $ (3,199)      $ (5,088)      $ (5,698)
Discontinued operations                         39           (588)            22           (588)
                                          --------       --------       --------       --------
                                          $ (1,831)      $ (3,787)      $ (5,066)      $ (6,286)
                                          ========       ========       ========       ========
SHARES
Basic and diluted                           13,822         14,321         13,822         14,321
PER COMMON SHARE - BASIC AND DILUTED
Continuing operations                     $  (0.14)      $  (0.22)      $  (0.37)      $  (0.40)
Discontinued operations                         --          (0.04)            --          (0.04)
                                          --------       --------       --------       --------
                                          $  (0.14)      $  (0.26)      $  (0.37)      $  (0.44)
                                          ========       ========       ========       ========

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

6. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended June 30, 2001 and 2000, comprehensive income for the Company did not differ from net income.

7. Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three and six months ended June 30, 2001 and 2000.

8. Segment Information

                                                  Three months ended June 30
                                     ----------------------------------------------------
                                               2001                        2000
                                     -----------------------     ------------------------
                                     Residential   Extrusion     Residential    Extrusion
                                     -----------   ---------     -----------    ---------
                                                        (in thousands)

Revenues from external customers      $ 62,211      $  3,724       $ 64,669      $  6,595
Intersegment revenues                       --           626          1,237           819
Operating profit (loss)                  2,729          (521)         3,898          (831)
Total assets                           101,558         7,627        118,149        12,551

                                                   Six months ended June 30
                                     ----------------------------------------------------
                                               2001                        2000
                                     -----------------------     ------------------------
                                     Residential   Extrusion     Residential    Extrusion
                                     -----------   ---------     -----------    ---------
                                                         (in thousands)

Revenues from external customers      $115,555      $  7,220       $125,071      $ 15,193
Intersegment revenues                       --         1,202          1,925         1,878
Operating profit (loss)                  1,922          (832)         4,961        (1,578)
Total assets                           101,558         7,627        118,149        12,551




A reconciliation of combined operating profit for the residential and extrusion segments to consolidated loss before income taxes is as follows:

                                                          Three months ended           Six months ended
                                                                June 30                     June 30
                                                         ---------------------       ---------------------
                                                           2001          2000         2001         2000
                                                         -------       -------       -------       -------
                                                                          (in thousands)

Total profit from operating segments                     $ 2,208       $ 3,067       $ 1,090       $ 3,383
Less:
  Corporate and eliminations                                 876         1,279         1,684         2,820
  Other (income) expenses                                    165           481           272        (2,864)
  Interest expense, net                                      592         4,506         1,132         9,125
  Reorganization costs                                     2,445            --         3,090            --
                                                         -------------------------------------------------
Loss from continuing operations before income taxes      $(1,870)      $(3,199)      $(5,088)      $(5,698)
                                                         =================================================

9. Discontinued Operation

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued manufacturing operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for the six months ended June 30, 2001 and 2000 were $124,000 and $1.9 million, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations. The income from discontinued operations for the period ended June 30, 2001 was $22,000 and consisted of the income generated from operations.

The net assets of Forte have been reported in the accompanying consolidated balance sheets as assets of discontinued operations, net and are classified as current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:

                                                  June 30,         December 31,
                                                    2001              2000
                                                   ------            ------
                                                         (in thousands)

Accounts receivable                                $   96            $  204
Property, plant and equipment                       1,543             1,530
                                                   ------            ------
     Net Assets                                    $1,639            $1,734
                                                   ======            ======

10. Subsequent Events

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

11. Recently issued accounting standards

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales. Net sales for the three months ended June 30, 2001 were $65.9 million as compared with $71.3 million for the three months ended June 30, 2000. The decrease of $5.4 million results from a $1.7 million reduction of sales attributed to the Vinylsource business sold in May 2000 and an internal sales decline in the quarter of $3.7 million. Net sales in the residential segment, decreased approximately $2.5 million over the comparable period of the prior year due primarily to sales volume decreases in the aluminum-clad and vinyl window markets. Extrusion sales decreased $1.2 million in the aluminum group due to declining demand.

Gross Profit. Gross profit decreased $2.6 million to $11.3 million for the three months ended June 30, 2001 from $13.9 million for the three months ended June 30, 2000. This decrease reflects a $.1 million decline attributed to businesses sold, and a $2.5 million decline internally primarily attributed to the residential window businesses. This decline results directly from the sales decline in the residential window segment and higher fixed costs at the Company's Eagle Window and Door (Eagle) operations due to the move to a new manufacturing facility during the fourth quarter of 2000 and the first quarter of 2001. The gross margin for the three months ended June 30, 2001 was 17.2% compared to 19.5% for the three months ended June 30, 2000. The decrease in gross margin reflects the decline in the gross profit of the Company's residential window businesses throughout the United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 were $10.0 million compared to $12.1 million for the comparable period in 2000. The sale of VinylSource resulted in a net decrease of $.3 million in selling, general and administrative expenses for the three month period. Internally, the Company's selling, general and administrative costs decreased $1.8 million, which was the result of a $1.4 million decrease in the residential segment and a $0.4 million decrease in corporate costs. The decrease in the residential segment partially results from lower selling costs with the Company's southern aluminum operations. The remaining decline in the residential window and corporate costs results from the Company's cost reduction initiatives.

Income from Operations. The Company had income from operations for the three months ended June 30, 2001 of $1.3 million, compared to $1.8 million for the three months ended June 30, 2000.

Interest Expense. Interest expense decreased from $4.5 million for the three months ended June 30,2000 to $.6 million for the three months ended June 30, 2001. The Company did not record approximately $3.7 million of interest expense during the three months ended June 30, 2001 due to the Chapter 11 filing (see
Note 2 to the consolidated financial statements).

Reorganization Costs. In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio effective April 2001. In April 2001 the Bankruptcy Court approved the shutdown plan which was substantially completed by the end of April 2001. $1.8 million of reorganization charges in the quarter were associated with this restructuring which include severance costs and costs associated with the liquidation of assets.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended June 30, 2001 and 2000.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales. Net sales for the six months ended June 30, 2001 were $122.8 million as compared with $140.3 million for the six months ended June 30, 2000. The decrease of $17.5 million results from a sales reduction of $6.9 million attributable to businesses sold (Western and VinylSource) and an internal sales decline of $10.6 million. The residential window businesses experienced a $7.8 million decrease due primarily to sales volume decreases in the aluminum-clad and vinyl markets. The extrusion decline reflects a $2.8 million decrease in sales in the aluminum group due to declining volume demands.

Gross Profit. Gross profit decreased $6.4 million to $19.1 million for the six months ended June 30, 2001 from $25.5 million for the six months ended June 30, 2000. This decrease reflects a $.6 million decline attributed to businesses sold, and a $5.8 million decline internally, primarily in the residential window segment. This decline results directly from the residential window segment sales decline and higher fixed costs at the Company's Eagle operations due to the move to a new manufacturing facility. The gross margin for the six months ended June 30, 2001 was 15.6% compared to 18.2% for the six months ended June 30, 2000. The decrease in gross margin reflects the decline in the gross profit of the Company's residential window businesses throughout the United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 were $19.7 million compared to $24.9 million for the comparable period in 2000. The sale of Western and VinylSource resulted in a net decrease of $1.1 million in selling, general and administrative expenses for the six month period. Internally, the Company's selling, general and administrative costs decreased $4.1 million, which was the result of a $2.9 million decrease in the residential segment, a $1.2 million decrease in corporate costs. The decrease in the residential segment partially results from lower selling costs with the Company's southern aluminum operations. The remaining residential decline and the decrease in corporate costs results from the Company's cost-reduction initiatives.

Income from Operations. The Company had a loss from operations for the six months ended June 30, 2001 of $.6 million, compared to income from operations of $.5 million for the six months ended June 30, 2000.

Interest Expense. Interest expense decreased from $9.1 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. The Company did not record approximately $7.6 million of interest expense during the six months ended June 30, 2001 due to the Chapter 11 filing (see Note 2 to the consolidated financial statements).

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the six months ended June 30, 2001 and 2000.

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

Cash used in operating activities was $4.3 million and $3.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash used in operations for 2001 over the prior year reflects increased accounts receivable and incurred reorganization costs, partially offset by improved operating performance.

Capital expenditures for the six months ended June 30, 2001 and 2000 were $2.3 million and $1.3 million, respectively. The increase results primarily from capital investments at the new Eagle manufacturing facility. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities. Cash provided by investing activities in the six months ended June 30, 2000 includes $4.5 million in cash received from the sale of Western and $5.9 million in cash received from the sale of VinylSource. There was no acquisition or divestiture activity during the same period in 2001.

Net activity on the Company's line of credit resulted in a source of cash of $8.5 million during the six months ended June 30, 2001 and a use of cash of $3.8 million for the same period of 2000. The Company paid approximately $.3 million on long-term debt and capital leases during the six months ended June 30, 2001 as compared to $.9 million during the same period of the prior year.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility and a promissory note to the former parent of an acquired company. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $60,300 corresponding increase in loss before taxes of the same amount, for the three months ended June 30, 2001. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at June 30, 2001 by category.

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

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: January 14, 2002              /s/ Joseph Dominijanni
                                        ----------------------------------------
                                        Joseph Dominijanni
                                        Chief Executive Officer