Form 10-Q
period 2001-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-05-21
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED September 30, 2001


(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For  the  transition  period  From _______________to _________________.

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


              860 Boardman-Canfield Road, Boca Building, Suite 107
                              Boardman, Ohio 44512
                    (Address of principal executive offices)

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

         Common stock, $.001 par value, 13,821,616 shares outstanding at April 30, 2002

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                  Consolidated Balance Sheets - September 30, 2001 and December 31, 2000
                  Consolidated Statements of Operations - Three and nine months ended September 30, 2001 and 2000 Consolidated Statements of
                  Cash Flows - Nine months ended September 30, 2001 and 2000
                  Notes to Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                                                  (Unaudited)
                                                                                 September 30,          December 31,
                                                                                      2001                  2000
                                                                               ----------------       ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $       516            $       158
   Accounts receivable, less allowance
     for doubtful accounts of $1,692 and $1,764                                       29,266                 25,517
   Inventories                                                                        20,645                 25,121
   Prepaid expenses and other current assets                                           2,866                  4,703
   Assets of discontinued operations, net                                              1,652                  1,734
   Assets held for sale                                                                1,373                  1,421
                                                                                 -----------            -----------
TOTAL CURRENT ASSETS                                                                  56,318                 58,654
                                                                                 -----------            -----------
PROPERTY AND EQUIPMENT
   Land and improvements                                                               1,438                  1,538
   Buildings and improvements                                                         14,197                 13,529
   Machinery, tools and equipment                                                     26,461                 29,244
   Computers and office equipment                                                      7,890                  7,437
   Construction in progress                                                               81                   --
                                                                                 -----------            -----------
                                                                                      50,067                 51,748
   Less accumulated depreciation                                                     (17,328)               (13,825)
                                                                                 -----------            -----------
NET PROPERTY AND EQUIPMENT                                                            32,739                 37,923
                                                                                 -----------            -----------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $2,989
     and $2,987                                                                       10,833                 13,939
   Deferred financing costs, net of accumulated
     amortization of $721 and $6                                                         232                    947
   Other, net of accumulated amortization of $896 and $717                             2,003                  2,154
                                                                                 -----------            -----------
TOTAL OTHER ASSETS                                                                    13,068                 17,040
                                                                                 -----------            -----------
                                                                                 $   102,125            $   113,617
                                                                                 ===========            ===========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                                                 (Unaudited)
                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                               ----------------    ----------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Debtor-in-possession revolving credit and term loan                          $     24,215         $     16,743
   Accounts payable - trade                                                            8,727                3,654
   Accrued Expenses
     Compensation and related benefits                                                 4,417                3,068
     Current portion of warranty obligations                                           1,729                1,692
     Other                                                                             4,072                3,895
                                                                                ------------         ------------
TOTAL CURRENT LIABILITIES                                                             43,160               29,052
Accrued warranty obligations, less current portion                                     3,570                3,305
Other                                                                                  2,306                2,744
Liabilities subject to compromise                                                    160,669              168,554
                                                                                ------------         ------------
TOTAL LIABILITIES                                                                    209,705              203,655
                                                                                ------------         ------------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                                       --                   --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                                       --                   --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 issued; 13,821,616 shares outstanding                         14                   14
   Additional paid-in capital                                                          9,142                9,142
   Treasury stock, at cost                                                              (100)                (100)
   Retained deficit                                                                 (116,636)             (99,094)
                                                                                ------------         ------------
TOTAL STOCKHOLDERS' DEFICIT                                                         (107,580)             (90,038)
                                                                                ------------         ------------
                                                                                $    102,125         $    113,617
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

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                              DEBTOR-IN-POSSESSION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                            (Unaudited)                           (Unaudited)
                                                        Three months ended                     Nine months ended
                                                           September 30,                          September 30,
                                                  -------------------------------       -------------------------------
                                                       2001               2000               2001               2000
                                                  ------------       ------------       ------------       ------------

Net Sales                                         $     62,221       $     69,836       $    184,996       $    210,100
Cost of Sales                                           55,489             56,962            159,144            171,767
                                                  ------------       ------------       ------------       ------------
GROSS PROFIT                                             6,732             12,874             25,852             38,333
Selling Expense                                          5,619              6,158             16,447             19,707
Asset Impairment                                         5,041              1,615              5,041              1,615
General and Administrative Expenses                      4,758              5,159             13,644             16,506
                                                  ------------       ------------       ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                        (8,686)               (58)            (9,280)               505
                                                  ------------       ------------       ------------       ------------
Other Income (Expense)
   Interest expense, net                                  (516)            (4,703)            (1,648)           (13,828)
   Gain on sale of business                               --                 --                 --                3,593
   Miscellaneous                                        (2,636)               (63)            (2,907)              (792)
                                                  ------------       ------------       ------------       ------------
Total Other (Expense)                                   (3,152)            (4,766)            (4,555)           (11,027)
                                                  ------------       ------------       ------------       ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE REORGANIZATION COSTS AND
  INCOME TAX BENEFIT                                   (11,838)            (4,824)           (13,835)           (10,522)
Reorganization Costs                                       691               --                3,781               --
                                                  ------------       ------------       ------------       ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT                             (12,529)            (4,824)           (17,616)           (10,522)
Income Tax Benefit                                        --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------
LOSS FROM CONTINUING OPERATIONS                        (12,529)            (4,824)           (17,616)           (10,522)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                                  52                (65)                74               (653)
                                                  ------------       ------------       ------------       ------------
NET LOSS                                          $    (12,477)      $     (4,889)      $    (17,542)      $    (11,175)
                                                  ============       ============       ============       ============

BASIC AND DILUTED NET LOSS PER COMMON
SHARE
   Continuing operations                          $      (0.90)      $      (0.34)      $      (1.27)      $      (0.73)
   Discontinued operations                                --                 --                 --                (0.05)
                                                  ------------       ------------       ------------       ------------
BASIC AND DILUTED NET LOSS PER COMMON
SHARE                                             $      (0.90)      $      (0.34)      $      (1.27)      $      (0.78)
                                                  ============       ============       ============       ============




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       (Unaudited)
                                                                                    Nine months ended
                                                                                      September 30,
                                                                                          2001                2000
                                                                                     ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                      $    (17,616)        $    (10,522)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities before reorganization costs:
     Depreciation                                                                           4,304                5,399
     Amortization                                                                           1,347                1,554
     Loss on sale or disposal of property and equipment                                       100                  130
     Loss (Gain) on sale of business                                                           26               (3,593)
     Provision for credit losses                                                            1,797                 --
     Asset Impairment                                                                       8,571                1,615
     Reorganization Costs                                                                   3,781                 --
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                                   (3,749)              (4,325)
     Inventories                                                                             (198)                 791
     Prepaid and other current assets                                                        (329)              (1,017)
     Other assets                                                                             (27)               1,373
     Accounts payable                                                                       5,073               (4,294)
     Accrued expenses and other liabilities                                                 1,191                9,713
     Liabilities subject to compromise                                                     (8,171)                --
                                                                                     ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION COSTS                          (3,900)              (3,176)
NET CASH USED FOR REORGANIZATION COSTS                                                     (2,157)                --
                                                                                     ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                                      (6,057)              (3,176)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                    (2,953)              (1,749)
     Proceeds from the sale of property and equipment                                       1,182                  533
     Proceeds from the sale of business                                                       558               10,407
                                                                                     ------------         ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (1,213)               9,191
                                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (repayments) on revolving line of credit and term                       7,472               (1,118)
note
     Payments on long-term debt and capital leases                                           --                 (1,189)
     Payments for debt issue costs                                                           --                 (2,102)
                                                                                     ------------         ------------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                                          7,472               (4,409)
                                                                                     ------------         ------------
CASH FLOWS PROVIDED BY CONTINUING OPERATIONS                                                  202                1,606
CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                      156               (1,628)
                                                                                     ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          358                  (22)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                158                   56
                                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $        516         $         34
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

On December 18, 2000, the Company filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code (the filing) in the United States Bankruptcy Court in the Northern District of Ohio (the Bankruptcy Court). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" as more fully described in Note 2.

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

Certain amounts reported in prior period financial statements have been reclassified to conform with the September 30, 2001 presentation.

2.    Bankruptcy Proceedings and Going Concern Considerations:

As a result of the filing, the Company is presently operating its businesses as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to the treatment set forth under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court. The ultimate amount and treatment terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable. In addition, on December 18, 2000, the Bankruptcy Court issued an order authorizing the Company to pay certain pre-petition claims of essential vendors and suppliers. Accordingly, these amounts have been paid or are included in the appropriate liability captions on the consolidated balance sheets.

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Bankruptcy Court approved an extension to July 19, 2002 during which the Company has the exclusive right to file a reorganization plan.

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses of $41.9 million, $47.1 million and $8.8 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 through June 1, 2001 interest payments. Accordingly, the Company was in default of the indenture. Additionally, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

Liabilities subject to compromise in the consolidated balance sheet consist of the following items (in thousands):

                                                                September 30,        December 31,
                                                                     2001                2000
                                                               ---------------    ------------------
          Accounts payable                                        $  8,656            $ 15,469
          Accrued interest payable                                  17,299              17,298
          Accrued liabilities                                        1,473               2,055
          Debt                                                     133,241             133,732
                                                                  --------            --------

                 Total liabilities subject to compromise          $160,669            $168,554
                                                                  ========            ========


Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $3.8 million and $11.5 million, respectively, for the quarter-to-date and year-to-date periods ended September 30, 2001, respectively.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a group of lenders (the DIP Facility) which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. Interest is payable on a monthly basis based upon the interest rate applicable to the line of credit and the term loan of the prime rate plus .75% and 1.5% respectively. By agreement, the facility has a commitment fee on unused portions of .5% at September 30, 2001. At September 30, 2001, the interest rate was 6.75% on the line of credit and 7.5% on the term loan, with aggregate availability of $5.8 million under the facility. This facility has priority in the bankruptcy proceeding.

The DIP Facility requires the Company to meet a number of covenants which include minimum quarterly earnings before interest, taxes, depreciation, amortization and certain non-cash gains and losses as defined in the credit agreement (EBITDA) and minimum fixed charge coverage ratios. The Company was in violation of these covenants as outlined in the facility on March 31, June 30, and September 30, 2001. The Company obtained waivers releasing it from its requirement to meet those thresholds in 2001.

Outstanding balances (in thousands) are as follows:

                                                                September 30,         December 31,
                                                                     2001                  2000
                                                               --------------       --------------
                             Line of credit                     $    17,831           $     8,743
                             Term loan                                6,384                 8,000
                                                                -----------           -----------

                                                                $    24,215           $    16,743
                                                                ===========           ===========
               Reorganization Costs

The amounts reflected as reorganization costs (in thousands) in the consolidated statement of operations consisted of the following:

                                                           Three months ended     Nine months ended
                                                           September 30, 2001      September 30, 2001
                                                          -------------------     -------------------
               Plant closing                                   $      --             $     1,759
               Professional fees                                       664                 1,943
               Other                                                    27                    79
                                                               -----------           -----------
                 Total Reorganization Costs                    $       691           $     3,781
                                                               ===========           ===========


In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio effective April 2001. In April 2001 the Bankruptcy Court approved the shutdown plan which was substantially completed by the end of April 2001. The plant closing charges reflected above are associated with this restructuring effort and include severance costs of $619 thousand and a loss on the liquidation of assets of $1.1 million. Accrued severance costs of $555 thousand and $64 thousand were paid during the second and third quarters of 2001, respectively.

Professional fees incurred consisted primarily of consulting and legal fees for bankruptcy activity and restructuring efforts. At September 30, 2001, approximately $485 thousand of professional fees included in reorganization costs remain unpaid.

3.       Divestiture

In September 2001, the Company sold substantially all of the assets of Denver and ETC's distribution operations in the Denver, Colorado area for approximately $558 thousand. The Company recognized a $26 thousand loss on the sale.

4. Inventories

Inventories (in thousands) consisted of the following:

                                                                  September 30,          December 31,
                                                                       2001                 2000
                                                                   -------------        -------------

               Finished goods                                      $     5,103           $     6,793
               Work-in-process                                           2,724                 3,177
               Raw materials                                            12,818                15,151
                                                                   -----------           -----------
                                                                   $    20,645           $    25,121
                                                                   ===========           ===========

5. Assets Held for Sale

As part of the agreement on the sale of Taylor Building Products, Inc. in December 1999, the Company retained the real property which has a book value of $1.4 million. However, the buyer is required to purchase the property within a period not to exceed nineteen months from the closing date, provided certain conditions are met. The obligation of the buyer to purchase the real property for $2.6 million is currently being contested.

6. Impairment Losses

As a result of continuing operating losses and its inability to meet current year projections through the end of the third quarter of 2001, the Company evaluated the results of future operations and their impact on the recorded value of long-lived assets at both of its Florida window manufacturing operations. Because these operations were experiencing negative cash flows, and are projecting future negative cash flows, an orderly liquidation value appraisal was used to determine the fair value of some of the long-lived assets. As a result of this analysis, the Company recorded impairment charges of $7.1 million, including goodwill write-downs of $2.6 million and property and equipment write-downs of $2.4 million and inventory and prepaid expense write-downs of $2.1 million charged to cost of sales during the third quarter of 2001.

Also during the third quarter of 2001, the Company recognized a $1.4 million impairment charge reflected in cost of sales based on an evaluation of the net realizable value of inventory at its aluminum extrusion facilities in Ohio and its American Glassmith operation.

In November 2000, the Company sold the former Binnings manufacturing facility in Aventura, Florida. The Company recorded an impairment loss of $1.7 million during the third quarter of 2000 to reduce the carrying value of this asset held for sale to net realizable value.

7. Net Loss Per Share

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                                           Three months ended                    Nine months ended
                                                              September 30,                         September 30,
                                                     ------------------------------        ------------------------------
                                                           2001              2000                2001              2000
                                                     ------------------------------        ------------------------------
                                                                (in thousands, except per share data)
NET LOSS
               Continuing operations                 $   (12,529)       $    (4,824)       $   (17,616)       $   (10,522)
               Discontinued operations                        52                (65)                74               (653)
                                                     ------------------------------        ------------------------------
                                                     $   (12,477)       $    (4,889)       $   (17,542)       $   (11,175)
                                                     ==============================        ==============================
               SHARES
               Basic and diluted                          13,822             14,321             13,822             14,321
               PER COMMON SHARE - BASIC AND DILUTED
               Continuing operations                 $     (0.90)       $     (0.34)       $     (1.27)       $     (0.73)
               Discontinued operations                      --                 --                 --                (0.05)
                                                     ------------------------------        ------------------------------
                                                     $     (0.90)       $     (0.34)       $     (1.27)       $     (0.78)
                                                     ==============================        ==============================

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

8. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended September 30, 2001 and 2000, comprehensive income for the Company did not differ from net income.

9. Income Taxes

The Company established a full valuation allowance on its income tax benefit for the three and nine months ended September 30, 2001 and 2000.

10. Segment Information

                                                                     Three months ended September 30
                                                         -----------------------------------------------------
                                                                    2001                        2000
                                                         -------------------------   -------------------------
                                                         Residential    Extrusion     Residential   Extrusion
                                                         ------------  -----------   ------------  -----------
                                                                             (in thousands)

               Revenues from external customers          $    58,847   $     3,374   $    64,391   $     5,445
               Intersegment revenues                            --             628          --             816
               Operating profit (loss)                        (6,799)       (1,050)        2,420        (1,122)
               Total assets                                   91,128         6,838       120,805        10,016

                                                                       Nine months ended September 30
                                                         -----------------------------------------------------
                                                                 2001                              2000
                                                         -------------------------   -------------------------
                                                          Residential   Extrusion     Residential  Extrusion
                                                         ------------  -----------   ------------  -----------
                                                                             (in thousands)

               Revenues from external customers         $   174,402   $    10,594   $   190,409   $    19,691
               Intersegment revenues                           --           2,271          --           2,701
               Operating profit (loss)                       (3,615)       (3,144)        8,703        (4,021)
               Total assets                                  91,128         6,838       120,805        10,016

 A reconciliation of combined operating profit (loss) for the residential and extrusion segments to consolidated loss before income taxes is as follows:





                                                              Three months ended              Nine months ended
                                                                 September 30                    September 30
                                                         --------------------------------------------------------
                                                                2001          2000            2001          2000
                                                         --------------------------------------------------------
                                                                                  (in thousands)


Total profit (loss) from operating segments              $    (7,849)  $     1,298      $    (6,759)  $     4,682
Less:
  Corporate expenses and eliminations                            837         1,356            2,521         4,177
  Other (income) expenses                                      2,636            63            2,907        (2,801)
  Interest expense, net                                          516         4,703            1,648        13,828
  Reorganization costs                                           691          --              3,781          --
                                                         --------------------------------------------------------
Loss from continuing operations before income taxes      $   (12,529)  $    (4,824)     $   (17,616)  $   (10,522)
                                                         ========================================================

11. Discontinued Operation

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte, which manufactures aluminum windows used in commercial applications such as schools, dormitories, hospitals, institutions, municipal buildings and military buildings. The Company discontinued manufacturing operations at Forte in May 2000 and is actively seeking a buyer for its remaining assets. The results of operations for Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Net revenues generated by Forte for the nine months ended September 30, 2001 and 2000 were $210 thousand and $124 thousand, respectively. The Company did not recognize income tax benefits on the losses from discontinued operations. The income from discontinued operations for the period ended September 30, 2001 was $74 thousand and consisted of the income generated from operations.

The net assets of Forte have been reported in the accompanying consolidated balance sheets as assets of discontinued operations, net and are classified as current based on the expected timing of recoverability. A summary of the net assets of this discontinued business is as follows:


                                                                 September 30,              December 31,
                                                                      2001                      2000
                                                                -----------------          ----------------
                                                                              (in thousands)

Accounts receivable                                             $         109              $         204
Property, plant and equipment                                           1,543                      1,530
                                                                -----------------          ----------------
     Net Assets                                                 $       1,652              $       1,734
                                                                =================          ================

12. Subsequent Events

In December 2001, the Company agreed to sell certain assets of its American Weather-Seal Co.'s aluminum extrusion operations (the Aluminum Extrusion Group or AEG). The agreement provides for the sale of accounts receivable, inventory, prepaid expenses, deposits and certain fixed assets and the assumption of certain post-petition liabilities for $1.5 million in cash. In conjunction with sale, the Company plans to shut down one of AEG's manufacturing facilities and sell certain property and equipment. AEG reported quarter-to-date September 30, 2001 revenues and a loss on continuing operations of $2.9 million and $.6 million, respectively. Revenues and losses from continuing operations for the year-to-date period ending September 30, 2001 totaled $9.3 million and $1.4 million, respectively. AEG is part of the Company's extrusion business segment. The Company recognized a loss on the sale and shutdown of approximately $2.3 million in the fourth quarter of 2001. This transaction was completed on January 31, 2002.

Also, in December 2001, the Company entered into an agreement to sell certain assets of its Binnings Pan Am and TM Window and Door divisions. The agreement provides for the sale of inventory, property and equipment and certain prepaid expenses and deposits for $2.2 million in cash and notes and the assumption of post-petition liabilities. The company recognized a loss of approximately $2.2 million on the sale in the fourth quarter of 2001. These operations reported revenues of $11.1 million and $35.7 million for the quarter-to-date and year-to-date periods ending September 30, 2001, respectively. Quarter-to-date and year-to-date operating losses reported for the same periods were $9.6 million and $10.3 million, respectively, which included $7.1 million of impairment charges as discussed in Note 6. The majority of this business operates in the Company's residential window segment with approximately $.6 million and $1.8 million of reported sales for the respective quarter-to-date and year-to-date periods representing extrusion segment sales. The closing of this transaction completes the Company's exit from the extrusion segment. This transaction was completed on February 15, 2002.

Also in February 2002, the Company agreed to sell certain assets of American Glassmith for approximately $350 thousand plus the assumption of certain liabilities. This transaction was completed in March 2002. American Glassmith reported revenues of $1.6 million and $5.0 million for the quarter-to-date and year-to-date period ended September 30, 2001. American Glassmith recognized net losses of $1.1 million and $1.2 million for the same periods, respectively, which included $1.1 million in inventory impairment charges reflected in cost of sales as discussed in Note 6.

On May 6, 2002, the Company completed the sale of ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company (Eagle) for $64.7 million and the assumption of certain liabilities. Eagle reported net income of $1.8 million on $20.4 million in revenues during the quarter ended September 30, 2001. Year-to-date September 30, 2001 net revenues of $60.0 million resulted in net income for the period of $4.3 million.

13. Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. It will have no effect on the Company's financial statements unless the Company enters into a business combination.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002. The Company had amortization expense related to costs in excess of net assets acquired of $454 thousand and $758 thousand for the nine months ended and $82 thousand and $253 thousand for the 3 months ended September 30, 2001 and 2000, respectively.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The Company adopted the provisions of this Statement on January 1, 2001. There is no significant impact of this pronouncement on its September 30, 2001 financial statements.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Bankruptcy Court approved an extension to July 19, 2002 during which the Company has the exclusive right to file a reorganization plan.

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses of $42.4 million, $47.1 million and $8.8 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 31, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1 or December 1, 2000 interest payments. Accordingly, the Company was in default of the indenture. Additionally, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develop estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements.

Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements included in our 2000 Annual Report. We believe that the following discussion addresses our critical accounting policies.

ACCOUNTING FOR CONTINGENCIES

We accrue for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," or when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating any amount of potential loss. The most important contingencies affecting our financial statements include accounts receivable collectibility, inventory valuation, pending litigation and the realization of deferred tax assets.

LONG-LIVED ASSETS

As required under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill that are amortized whenever events of changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include decreases in market prices, adverse change in use or physical condition, technological advances, a determination that it is more likely than not that long-lived assets will be sold or otherwise disposed of significantly before the end of its useful life, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. We continually apply our best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

RESTRUCTURING ACITIVITIES

We accrue the cost of our restructuring activities in accordance with Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," depending upon the facts and circumstances surrounding the situation. We exercise our judgment in estimating the total costs of each of these activities. As we implement these activities, the actual costs may differ from the estimated costs due to changes in the facts and circumstances that were not foreseen at the time of our initial cost accrual.

COMMITMENTS AND CONTINGENCIES

We are not aware of factors that are reasonably likely to adversely affect liquidity trends or increase our risk beyond the risk factors outlined herein and in other filings with the SEC.

OPERATING LEASES

We have entered into operating leases for certain of our facilities and equipment. The effect of these operating leases is not considered significant in relation to our annual cash flow from operations and total outstanding debt.

OTHER CONTRACTUAL OBLIGATIONS

We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our liquidity.

RELATED PARTY TRANSACTIONS

We do not have any related party transactions that affect our operations, results of operations, cash flow or financial condition.

NEW ACCOUNTING STANDARDS

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. We are currently evaluating the effects of SFAS No. 145 and are preparing a plan for implementation.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Sales. Net sales for the three months ended September 30, 2001 were $62.2 million as compared with $69.8 million for the three months ended September 30, 2000. The decrease of $7.6 million results from a $5.5 million net sales decline in the residential segment including a $3.7 million decline due to the shut-down of the Ottawa, Ohio manufacturing plant in the second quarter of 2001 and the remaining $1.8 million residential window sales decline due to sales volume decreases in the aluminum-clad and wood window markets. Aluminum extrusion sales were also down $2.1 million primarily due to declining demand.

Gross Profit. Gross profit decreased $6.2 million to $6.7 million for the three months ended September 30, 2001 from $12.9 million for the three months ended September 30, 2000. $3.6 million of this decrease is due to inventory impairment charges taken at the Florida window operations, the Aluminum Extrusion Group in Ohio, and American Glassmith. The remaining decrease is primarily attributed to the residential window sales decline and higher fixed costs at the Company's new Eagle Window and Door manufacturing facility. The gross margin for the three months ended September 30, 2001 was 10.8% compared to 18.4% for the three months ended September 30, 2000. The decrease in gross margin reflects the decline in the gross profit of the Company's residential window businesses throughout the United States.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, which included long-lived asset impairment charges, for the three months ended September 30, 2001 were $15.4 million compared to $12.9 million for the comparable period in 2000. The Company's Selling, General and Administrative costs before impairment charges decreased $.9 million. This decrease includes a $.2 million decrease in the residential segment, $.2 million decrease in the extrusion segment and $.5 million decrease in Corporate costs, all of which are attributed to the Company's cost reduction efforts. Additionally, the Company recognized a $5 million non-cash impairment charge at one of its Florida window manufacturing operations during the third quarter of 2001. This same operation recognized a $1.6 million impairment charge during the third quarter of 2000 to write down the carrying value of its former manufacturing facility which was held for sale at September 30, 2000. That facility was sold in November 2000.

Income from Operations. The Company recognized a loss from operations for the three months ended September 30, 2001 of $8.7 million, compared to a $58 thousand loss from operations for the three months ended September 30, 2000 primarily due to the impairment charges discussed above and lower gross profit in the third quarter.

Interest Expense. Interest expense decreased from $4.7 million for the three months ended September 30,2000 to $.5 million for the three months ended September 30, 2001. The Company did not record approximately $3.8 million of interest expense during the three months ended September 30, 2001 due to the Chapter 11 filing (see Note 2 to the consolidated financial statements).

Other Expense: Other expense increased by $2.6 million for the three months ended September 30, 2001 compared to the same period in 2000 primarily as a result of a provision to reserve a note receivable from a prior business divestiture.

Reorganization Costs. Reorganization costs of $.7 million incurred during the three months ended September 30, 2001 consist primarily of professional fees.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended September 30, 2001 and 2000.


COMPARISON OF NINE MONTHS ENDED September 30, 2001 AND 2000

Net Sales. Net sales for the nine months ended September 30, 2001 were $185.0 million as compared with $210.1 million for the nine months ended September 30, 2000. The decrease of $25.1 million results from a sales reduction of $6.9 million attributable to businesses sold (Western and VinylSource) in the first and second quarters of 2000 and an internal sales decline of $18.2 million. The residential window businesses experienced a $14.3 million decrease, $6.7 million of which is due to the Ottawa plant shut-down in the second quarter of 2001. The remaining $7.6 million residential window decrease is due primarily to sales volume decreases in all markets. The extrusion decline reflects a $3.9 million decrease in external customer sales primarily due to declining volume demands at the Ohio extrusion facilities.

Gross Profit. Gross profit decreased $12.6 million to $25.9 million for the nine months ended September 30, 2001 from $38.3 million for the nine months ended September 30, 2000. This decrease reflects a $3.7 million inventory adjustment to write down inventory to market value, a $.6 million decline attributed to businesses sold, a $1.3 million decline due to the Ottawa plant shut-down, and a $6.9 million decline internally, primarily in the residential window segment. This decline results directly from the residential window segment sales decline and higher fixed costs at the Company's new Eagle Window and Door manufacturing facility The gross margin for the nine months ended September 30, 2001 was 14.0% compared to 18.2% for the nine months ended September 30, 2000. The decrease in gross margin reflects the decline in the gross profit of the Company's residential window businesses throughout the United States.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses, which include impairment charges, decreased $2.7 million from $37.8 million for the nine months ended September 30, 2000 to $35.1 million for the comparable period in 2001. $6.1 million of this decrease is attributable to Selling, General and Administrative expenses other than impairment charges. This decrease includes $1.1 million of expenses included in the nine months ended September 30, 2000 attributable to businesses divested and not included for a comparable period in 2001. The remaining $5 million decrease resulted from a $3.3 million decrease in the residential window segment and a $1.7 million decrease in corporate costs resulting from the Company's cost reduction initiatives. . Additionally, the Company recognized a $5 million non-cash impairment charge at one of its Florida window manufacturing operations during the nine months ended September 30, 2001. This same operation recognized a $1.6 million impairment charge during the same period of 2000 to write down the carrying value of its former manufacturing facility which was held for sale at September 30, 2000. That facility was sold in November 2000.

Income from Operations. The Company had a loss from operations for the nine months ended September 30, 2001 of $9.3 million, compared to income from operations of $.5 million for the nine months ended September 30, 2000.

Interest Expense. Interest expense decreased from $13.8 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001. The Company did not record approximately $11.5 million of interest expense during the nine months ended September 30, 2001 due to the Chapter 11 filing (see Note 2 to the consolidated financial statements).

Other Expense: Other expense increased by $2.1 million for the nin months ended September 30, 2001 compared to the same period in 2000 primarily as a result of a provision to reserve a note receivable from a prior business divestiture taken in the third quarter of 2001.

Reorganization Costs. Reorganization costs of $3.8 million incurred during the nine months ended September 30, 2001 include $1.8 million of restructuring costs related to the Ottawa plant shutdown in April 2001. The remaining costs primarily represent professional fees.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the nine months ended September 30, 2001 and 2000.

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

Cash used in operating activities was $6.1 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used in operations for 2001 over the same period of the prior year is primarily due to reorganization costs and payment on pre-petition accounts payable (included in Liabilities Subject to Compromise).

Capital expenditures for the nine months ended September 30, 2001 and 2000 were $3.0 million and $1.7 million, respectively. The increase relates primarily to capital investments at the new Eagle manufacturing facility. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities. Cash provided by investing activities in the nine months ended September 30, 2000 includes $4.5 million in cash received from the sale of Western and $5.9 million in cash received from the sale of VinylSource.

Net activity on the Company's line of credit resulted in net borrowings of $7.5 million during the nine months ended September 30, 2001 and net repayments of $1.1 million for the same period of 2000. The Company paid approximately $1.2 million on long-term debt and capital leases and $2.1 in debt issue costs during the nine months ended September 30, 2000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its line of credit facility. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $62,000 corresponding increase in loss before taxes of the same amount, for the three months ended September 30, 2001. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at September 30, 2001 by category.

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

Not Applicable

Item 5.  OTHER INFORMATION

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Amendment No. 2 and Waiver to Revolving Credit and Term Loan Agreement dated as of April 5, 2002, among American Architectural Products Corporation, Fortified Window and Door Company f.k.a. AAPC One Acquisition Corporation, AAPC Two Acquisition Corporation, AAPC Three Acquisition Corporation, AAPC Four Acquisition Corporation, AAPC Five Acquisition Corporation, AAPC Six Acquisition Corporation, American Glassmith, Inc., American Weather-Seal Company, Binnings Building Products, Inc., Danvid Window Company, Denver Window Company, Eagle and Taylor Company, Eagle Window and Door Center, Inc., Forte, Inc., Modern Window Corporation, Thermetic Glass, Inc., VinylSource, Inc., WIG Liquidation Company, each as debtor and debtor-in-possession and certain of the financial institutions parties to the Existing Credit Agreement and the CIT Group Business Credit, Inc. as agent.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

    Date: May  21, 2002                /s/ Joseph Dominijanni
                                       ----------------------------------------
                                       Joseph Dominijanni
                                       Chief Executive Officer