Form 10-K
period 2001-12-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-05-22
CIK 940034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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

      860 BOARDMAN - CANFIELD ROAD
        BOCA BUILDING, SUITE 107
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

                          $97,633 as of April 30, 2002

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

13,821,616 shares of Common Stock, $.001 par value, as of April 30, 2002. There are no other classes of common stock outstanding.

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

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----

Item 1.   Business                                                                                                1
Item 2.   Properties                                                                                              4
Item 3.   Legal Proceedings                                                                                       5
Item 4.   Submission of Matters to a Vote of Security Holders                                                     5
Item 5.   Market for Registrant's Common Equity and Related Stockholders' Matters                                 6
Item 6.   Selected Financial Data                                                                                 6
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   9
Item 7A.  Qualitative and Qualitative Disclosures Regarding Market Risk                                          15
Item 8.   Financial Statements and Supplementary Data                                                            16
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                   45
Item 10.  Directors and Executive Officers of the Registrant                                                     45
Item 11.  Executive Compensation                                                                                 46
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                         49
Item 13.  Certain Relationships and Related Transactions                                                         50
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        51

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         American Architectural Products Corporation (the "Company" or "AAPC") is principally engaged in the business of manufacturing and distributing residential and architectural windows and doors through its wholly-owned subsidiaries Eagle & Taylor Company (ETC), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid) and American Weather-Seal Company (Weather-Seal). Denver Window Corporation (Denver) was a subsidiary at December 31, 2000 and was sold on September 4, 2001. TM Window and Door (TMWD) was a subsidiary of Binnings at December 31, 2001 and, together with the Binnings Pan American division of Binnings (Pan Am) was sold in February 2002. American Glassmith Corporation (American Glassmith), also a subsidiary at December 31, 2001, was sold in March 2002. Forte, Inc. (Forte), a subsidiary at December 31, 1999, was closed in May 2000.

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

ACQUISITIONS AND DIVESTITURES

         The Company completed no acquisitions in 2001 or 2000.

         In October 1999, the Company acquired TMWD located in Pompano Beach, Florida. TMWD manufactures residential and architectural aluminum windows and doors. In February 2002, the Company sold TMWD and Pan Am for $.5 million cash, a $1.7 million note receivable and the assumption by the buyer of certain liabilities. The Company recorded a loss of approximately $1.8 million on the sale. This transaction followed the Company's disposition plan initiated in 2001. TMWD and Pan Am are reflected as discontinued operations in the accompanying financial statements.

         In October 1999, a fire at the Kreidel Plastics Extrusion plant of Weather-Seal destroyed a substantial portion of the assets, with an approximate book value of $2.3 million. The assets destroyed were fully insured. The Company did not continue operations at this location.

         In December 1999, the Company sold Taylor, a subsidiary of ETC, for approximately $9.2 million. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. Additionally, the Company is leasing to the buyer certain real property. Under the terms of the sale agreement, the purchaser is obligated to acquire the leased real property for $2.5 million within a period not to exceed nineteen months from the date of the sale. The obligation of the buyer to purchase the real property is currently being contested.

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

         In January 2001, the Company closed Eagle Window and Door Center, Inc.
(EWDC), a regional distributor and installer of windows and doors. EWDC has been reflected as a discontinued operation in the accompanying financial statements.

         In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio, effective April 2001. In addition to the impairment losses recognized in 2000 (see Note 7 to the consolidated financial statements), the Company recognized approximately $1.4 million of shutdown costs in 2001.

         In September 2001, the Company sold substantially all assets of Denver and ETC's distribution network in the Denver, Colorado area for approximate book value.

         As part of its plan to dispose of certain of its underperforming business components, in January 2002, the Company sold certain of the assets of Weather-Seal's aluminum extrusion group (AEG), including accounts receivable, inventory and certain equipment for $1.5 million in cash and the assumption by the buyer of certain liabilities. The Company recognized a loss of approximately $2.3 million on the sale. AEG is reflected as discontinued operations in the accompanying financial statements.

         In March 2002, the Company sold certain assets of American Glassmith for $350 thousand plus the assumption by the buyer of certain liabilities. The Company recorded a loss of $1.1 million on the sale. American Glassmith is also reflected as a discontinued operation in the accompanying financial statements.

         In April 2002, the Bankruptcy Court approved the sale of ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company, (collectively "Eagle") for approximately $64.7 million. The transaction closed on May 6, 2002. Eagle is also reflected as a discontinued operation in the accompanying financial statements.

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

         The Company distributes its products regionally throughout the United States under a number of brand names including "Eagle", "Modern View", "Season-All Commercial", "Sumiglass", "Vinyline", "VinylView", "Arlington", "Excel", "Binnings", "Danvid", "Encore" and "Weather-Seal".

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

         Aluminum Extrusions and Insulated Glass. The Company produced vinyl extrusions at VinylSource and aluminum extrusions at Pan Am and AEG. VinylSource was sold in May 2000. The Company exited the extrusion segment of its business effective with the disposal of AEG and Pan Am which were finalized in January and February 2002, respectively. Weather-Seal produces insulated glass units under a licensing agreement, using two fully automated "Intercept" insulated glass manufacturing lines. All of the insulated glass produced is used in the manufacture of other products.

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

SEGMENTS

         The Company previously operated in two separate segments: residential fenestration products and extrusion products. Residential fenestration products includes a variety of window and door products manufactured for uses in homes and light commercial businesses. These products consist of aluminum, vinyl, wood and aluminum-clad wood windows and doors. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry. The Company exited the extrusion segment of its business effective with the disposal of AEG and Pan Am, finalized in January 2002 and February 2002, respectively.

         In December 1999, the Company announced the discontinuance of its commercial business. The Company initiated a plan to exit this business by May 2000.

ITEM 2. PROPERTIES

         The Company's principal manufacturing facilities and administrative offices are located at the following sites as of April 30, 2002:

                                 SIZE
         LOCATION              (SQ. FT.)        OWNED/LEASED            PRODUCTS MANUFACTURED/SERVICES PERFORMED
--------------------------------------------------------------------------------------------------------------------
                             (In Thousands)
Binnings                                                           Vinyl windows, aluminum windows and storm windows
Lexington, NC                       268            Owned           and doors; administration

Danvid                                                             Aluminum windows and doors; vinyl windows;
Carrollton, TX                      169            Leased          administration

Eagle                                                              Wood windows and doors and aluminum-clad windows
Dubuque, IA                         390            Leased          and doors; administration

Thermetic
Toluca, IL                           70            Owned           Vinyl windows and doors; administration

Weather-Seal
Orrville, OH                         96            Owned           Vinyl windows; administration

Weather-Seal
Orrville, OH                         52            Owned           Insulated glass manufacturing

Weather-Seal
Orrville, OH                          5            Owned           Truck repair

Weather-Seal
Winesburg, OH                       110            Owned           Vinyl windows and doors

Corporate Offices
Boardman, OH                          2            Leased          Corporate administration

Corporate Offices
Wexford, PA                           2            Leased          Corporate administration
                                  -----

Total                             1,164
                                  -----

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         The shares of common stock of the Company are not listed on any exchange. The following table represents the range of high and low bid prices for each quarter commencing January 1, 2000 through April 30, 2002 as reported by the OTC Bulletin Board market. These quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                  PERIOD                                                                    HIGH           LOW
                  ------                                                                    ----           ---
         2000
           1st Quarter                                                                     $1.156        $.562
           2nd Quarter                                                                       .937         .015
           3rd Quarter                                                                       .875         .015
           4th Quarter                                                                       .625         .015
         2001
           1st Quarter                                                                     $ .140       $ .015
           2nd Quarter                                                                       .093         .015
           3rd quarter                                                                       .093         .015
           4th quarter                                                                       .203         .015
         2002
           1st quarter                                                                     $ .015       $ .015
           2nd quarter (through April 30, 2002)                                              .093         .015

         There were approximately 428 holders of record of the common stock of the Company as of December 31, 2001. The Company has never paid dividends on its outstanding common stock. The current Board of Directors of the Company does not presently intend to implement a policy regarding the payment of regular cash dividends on the common stock and it is unlikely that dividends will be paid on the common stock in the immediate future. The Board of Directors will review this policy from time to time depending on the financial condition of the Company and other factors that the Board of Directors may consider appropriate in the circumstances. In addition, the ability of the Company to pay dividends is limited by the terms of the Company's bank credit facility and the Indenture dated December 10, 1997 to which the Company and its subsidiaries are parties. As of December 31, 2001, options to purchase a total of 642,000 shares of the Company's common stock were outstanding.

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


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company and its predecessors for the five years ended December 31, 2001. The selected financial data for the Company for 1999, 2000 and 2001 were derived from the audited consolidated financial statements of the Company for the years ended December 31, 1999, 2000 and 2001, included elsewhere in this filing. The selected financial data for the Company for 1997 and 1998 were derived from the audited financial statements for the years ended December 31, 1997 and 1998, not included in this filing.

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements along with the notes thereto of the Company, included elsewhere in this filing.

                                                             1997           1998           1999           2000           2001
                                                          ---------      ---------      ---------      ---------      ---------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales                                                     $  37,227      $ 142,589      $ 171,657      $ 117,756      $ 100,748
Cost of sales                                                28,798        114,694        145,478        101,022         84,657
                                                          ---------      ---------      ---------      ---------      ---------
Gross profit                                                  8,429         27,895         26,179         16,734         16,091
Selling, general and administrative expenses                  8,542         26,499         44,373         33,470         18,983
                                                          ---------      ---------      ---------      ---------      ---------
Income (loss) from operations                                  (113)         1,396        (18,194)       (16,736)        (2,892)
Interest expense, net                                         2,471          9,628         17,557         14,666          2,011
Other expense (income), net                                      58          1,249          2,378         (3,248)         3,245
                                                          ---------      ---------      ---------      ---------      ---------
Loss from continuing operations before
   reorganization costs, income taxes and
   extraordinary item                                        (2,642)        (9,481)       (38,129)       (28,154)        (8,148)
Reorganization costs                                             --             --             --          6,847          4,212
                                                          ---------      ---------      ---------      ---------      ---------
Loss from continuing operations before
   income taxes and extraordinary item                       (2,642)        (9,481)       (38,129)       (35,001)       (12,360)
Income tax provision (benefit)                               (1,850)            --             --             --             --
                                                          ---------      ---------      ---------      ---------      ---------
Loss from continuing operations before
   discontinued operations and extraordinary item              (792)        (9,481)       (38,129)       (35,001)       (12,360)
Income (loss) from discontinued operations (1)                   17            637         (9,014)        (7,363)       (12,327)
Extraordinary item, net of income tax benefit of $282          (484)            --             --             --             --
                                                          ---------      ---------      ---------      ---------      ---------
Net loss                                                  $  (1,259)     $  (8,844)     $ (47,143)     $ (42,364)     $ (24,687)
                                                          =========      =========      =========      =========      =========

Basic and diluted loss per common share
   from continuing operations                             $   (0.06)     $   (0.69)     $   (2.71)     $   (2.46)     $   (0.89)
Discontinued operations (1)                                      --           0.05          (0.64)         (0.52)         (0.89)
Extraordinary item                                            (0.04)            --             --             --             --
                                                          ---------      ---------      ---------      ---------      ---------
Basic and diluted loss per common share                   $   (0.10)     $   (0.64)     $   (3.35)     $   (2.98)     $   (1.78)
                                                          =========      =========      =========      =========      =========

Weighted average common shares outstanding,
   basic and diluted                                         12,982         13,785         14,095         14,238         13,822

OTHER DATA:
Depreciation & amortization                               $   1,088      $   6,469      $   9,451      $   6,029      $   4,751
Capital expenditures                                          1,522          6,764          4,619          1,434            568

BALANCE SHEET DATA:
Cash and cash equivalents                                 $  40,152      $     108      $      56      $     158      $   2,762
Total assets                                                158,324        186,512        157,072        113,617         88,038
Working capital (3)                                          61,472         14,955          6,745         41,957         16,965
Long-term debt and capital leases (2) (3)                   126,518        134,155        136,772             --             --
Liabilities subject to compromise (3)                            --             --             --        167,932        159,360
Stockholders' equity (deficit)                                5,581         (1,429)       (47,574)       (90,038)      (114,725)

(1) Represents discontinuance of AEG, Pan Am, TMWD, AGI, Eagle, EWDC and Forte as described in Note 15 to the consolidated financial statements.

(2) Includes current and long-term portion of long-term debt and capitalized leases, excludes revolving lines of credit.

(3) On December 18, 2000, the Company and its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, the Company's consolidated financial statements reflect "liabilities subject to compromise" which refers to liabilities incurred prior to the commencement of the Chapter 11 case. Liabilities subject to compromise consist of the following items at December 31, 2001 and 2000:

                                                     December 31,
                                                   2001         2000
                                                 --------     --------

Accounts payable                                 $  8,340     $ 15,469
Accrued interest payable                           17,299       17,299
Accrued liabilities                                 1,164        2,151
Long-term debt and capital lease obligations      132,557      133,013
                                                 --------     --------

     Total liabilities subject to compromise     $159,360     $167,932
                                                 ========     ========

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

         The consolidated financial statements of the Company and its subsidiaries were prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as shown in the financial statements, during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses of $24.7 million, $42.4 million and $47.1 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 31, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 through December 1, 2001 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements included in our 2001 Annual Report. We believe that the following discussion addresses our critical accounting policies.

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

RESTRUCTURING ACTIVITIES

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

RELATED PARTY TRANSACTIONS

We do not have any related party transactions that affect our operations, results of operations, cash flow or financial condition except as described in the Company's consolidated financial statements.

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

         BUSINESS OVERVIEW

         In October 1999, the Company acquired TMWD located in Pompano Beach, Florida. TMWD manufactures residential and architectural aluminum window and doors. In December 2001, the Company signed an agreement to sell TMWD and Pan Am for $500 thousand in cash, a $1.7 million note receivable and the assumption by the buyer of certain liabilities. This transaction followed the Company's disposition plan initiated in 2001 and closed in February 2002.

         In October 1999, a fire at the Kreidel Plastics Extrusion plant of Weather-Seal destroyed a substantial portion of the assets, with an approximate book value of $2.3 million. The assets destroyed were fully insured. The Company did not resume operations at this facility.

         In December 1999, the Company announced the discontinuance of the operations of its commercial business, Forte, Inc. The operating results of this business had continually declined and the Company discontinued manufacturing operations in May 2000. The Company is currently seeking a buyer for the remaining assets of the business.

         In December 1999, the Company sold Taylor, a subsidiary of ETC, for approximately $9.2 million. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. Additionally, the Company is leasing to the buyer certain real property. Under the terms of the sale agreement, the purchaser is obligated to acquire the leased real property for $2.5 million within a period not to exceed nineteen months from the date of the sale. The obligation of the buyer to purchase the real property is currently being contested.

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

         In January 2001, the Company closed EWDC, a regional distributor and installer of windows and doors, and substantially completed its plan to exit this business in December 2001.

         In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio, effective April 2001. In addition to impairment losses recognized in 2001 (see Note 7 to the consolidated financial statements), the Company recognized shutdown costs of approximately $1.4 million in 2001 .

         In September 2001, the Company sold substantially all of the assets of Denver Window and ETC's distribution network in the Denver, Colorado area (Denver) for approximate book value.

         In December 2001, the Company agreed to sell certain assets of AEG. The Company completed this sale on January 31, 2001. AEG and a portion of Pan Am comprised the Company's extrusion segment. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry. These businesses supplied a portion of the raw materials used in manufacture of windows by the Company. The closing of the AEG and Pan Am transactions completes the Company's exit from the extrusion segment.

         In February 2002, the Company signed an agreement to sell certain assets of American Glassmith. This sale closed March 22, 2002.

         In April 2002, the Bankruptcy Court approved the sale of ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company, (collectively "Eagle") for approximately $64.7 million. The transaction closed on May 6, 2002. Eagle is also reflected as a discontinued operation in the accompanying financial statements.

         The results of operations for Forte, EWDC, AEG, Pan Am, TMWD, American Glassmith and Eagle, have been presented as discontinued operations in the accompanying financial statements for all periods presented. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         Net Sales. Net sales decreased $17.1 million from $117.8 million in 2000 to $100.7 million in 2001. $7.0 million of this decrease results from sales of divested businesses included in 2000 results and not included for a comparable period in 2001. The remaining $10.1 million decline resulted primarily from the shutdown of the Ottawa residential window manufacturing facility which was substantially completed in April 2001.

         Cost of Sales. Cost of sales decreased $16.4 million from $101 million in 2000 to $84.6 million in 2001. $6.3 million of this decrease is due to 2000 divestitures not included in 2001. The remaining $10.1 million decline is primarily due to the Ottawa facility shutdown and lower product costs at the Company's southwest aluminum window facility.

         Gross Profit. Gross profit decreased $.6 million to $16.1 million in 2001 from $16.7 million in 2000. The decrease in Gross profit results almost exclusively from businesses divested in 2000. Gross margin increased 1.8% from 14.2% in 2000 to 16% in 2001 primarily due to the 2000 divestitures.

         Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the year ended 2001 were $19.0 million representing a $14.5 million decrease from 2000 Selling, General and Administrative expenses of $33.5 million. Businesses divested in 2000 not reflected in 2001 operating results represented $1.1 million of this decrease. $9.8 million of the decrease is due to 2000 impairment charges taken by the Company's southwest aluminum window manufacturer and the Ottawa operation due to the pending shutdown in April 2001. The residential window operations further realized a $1.3 million decrease in Selling, General and Administrative expenses resulting from the Ottawa shutdown and overall cost reduction efforts. Finally, Corporate costs decreased $2.3 million due to a significant reduction of Corporate personnel and general cost reduction initiatives.

         Operating Loss from Continuing Operations. Operating losses from continuing operations decreased $13.8 million from an operating loss of $16.7 million in 2000 to a $2.9 million operating loss from continuing operations in 2001. This improvement results directly from the significant decrease in selling, general and administrative expenses experienced in 2001.

         Interest Expense. Interest expense decreased $12.7 million from $14.7 million during the year ended December 31, 2000 to $2 million in 2001. As a result of the filing in December 2000, the Company has not accrued interest on certain pre-petition debt since December 18, 2000. Such contractual interest expense not recorded in 2001 totaled $15.3 million.

         Other Income (Expense). Other income, excluding interest expense, decreased $6.5 million from $3.2 of miscellaneous income in 2000 to $3.3 million of miscellaneous expense in 2001. The company recognized net gains on the sales of Western and Vinylsource of approximately $2.1 million in 2000 and $1 million in net gains on the sale of property and equipment. During 2001, the company realized losses on the sale of property and equipment of $.3 million. The Company also recognized $.9 million in amortization of financing costs deferred in 2000 and provided a $2.2 million reserve against a note receivable resulting from a previous business divestiture.

         Reorganization Costs. Reorganization costs of $4.2 million for the year ended December 31, 2001 included $1.5 million in losses, including severance, related to the Ottawa facility shutdown. Additional reorganization costs incurred in 2001 consisted primarily of professional fees totaling $2.7 million.

         Income Taxes. The Company established a full valuation allowance on its tax benefit in 2001.

         Loss from Discontinued Operations. Losses from discontinued operations in 2001 totaled $12.5 million and included $5.2 million in impairment charges resulting from the expected losses on the disposal of these businesses. The loss from discontinued operations for the year ended December 31, 2000 was $7.4 million. The Company recognized no tax benefit on the losses in 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. Net sales decreased by $53.9 million to $117.8 million in 2000 as compared to $171.7 million in 1999. The decrease reflects $44.1 million of sales in 1999 not included in 2000 relating to the divestitures of VinylSource, Western and Taylor. Sales declines of $9.8 million at the Company's other businesses include $6.4 million in the residential segment primarily related to a decrease in aluminum window demand in the Southwest region offset slightly by improved volumes at the Company's North Carolina vinyl and aluminum window operation. Extrusion segment sales for the period included only the northern vinyl extrusion business which was sold in May 2000. Sales for this business declined $3.4 million during the first five months of 2000 as compared to the same period in 1999, $1.6 million of which was due to the fire at the Company's Kreidel Plastics Extrusion plant in October 1999. The Company did not resume operations of this facility after the fire.

         Cost of Sales. Cost of sales decreased $44.5 million to $101 million from $145.5 million in 1999. The decrease principally results from $37.4 million in costs associated with the divestitures that were not included for a comparable period of 2000. Additionally, residential segment cost of sales decreased $4.6 million primarily as a result of the demand decline at the Southwest aluminum window business. Extrusion cost of sales decreased $2.5 million due to sales declines in the northern vinyl extrusion business including the fire at the Company's Kreidel Plastics Extrusion plant in October 1999.

         Gross Profit. Gross profit for the year ended December 31, 2000 was $16.7 million, representing a decrease of $9.5 million from 1999. Gross profit attributable to businesses divested and not included for a comparable period in 2000 but included in 1999 amounted to $6.7 million. The Company's other residential segment businesses recorded gross profit declines of $1.8 million due to volume declines at the southwest aluminum window business. The northern vinyl extrusion businesses experienced a $1.0 million decrease in gross profit due to volume declines and the loss of the Kreidel facility. Gross margins declined by .9% from 15.5% in 1999 to 14.6% in 2000 reflecting little impact from acquisition and divestiture activity.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include impairment charges, decreased $10.9 million from $44.4 million in 1999 to $33.5 million in 2000. $6.7 million of this decrease is attributable to a decrease in selling, general and administrative expenses other than impairment charges. This decrease includes $5.7 million of expenses in 1999 attributable to businesses divested and not included for a comparable period in 2000. The remaining $1.0 million decrease resulted from a $.4 million increase in the residential window segment, a $0.2 million decrease in the vinyl extrusion business for the first five months of the year, and a $1.2 million decrease in corporate costs resulting from the Company's cost reduction initiatives. Additionally, the Company recognized $9.7 million in non-cash impairment charges in 2000 all of which was recorded by the Company's residential window segment. 1999 impairment charges of $13.9 million included $7.9 million of charges taken by businesses divested in 2000.

         Operating Loss from Continuing Operations. The Company recorded an operating loss from continuing operations of $16.7 million in 2000 as compared with a loss of $18.2 million in 1999. This $1.5 million decrease in operating losses includes the $4.2 million special non cash asset impairment charges taken in 1999 over the impairment charges taken in 2000 in remaining businesses as discussed above. The remaining increase in operating losses of $2.7 million primarily reflects losses from the Company's aluminum residential window businesses in the southwest as a result of volume declines in 2000.

         Interest Expense. Interest expense for the years ended December 31, 2000 and 1999 was $14.7 million and $17.6 million, respectively. The decreased interest expense results primarily from lower average borrowings in 2000 than in 1999. Further, an increased line-of-credit to $35 million for a period of ninety days in 1999 resulted in additional interest costs of $1.0 million. Finally, the Company did not recognize approximately $0.5 million of interest expense in 2000 as a result of the bankruptcy filing (see Note 2 to the consolidated financial statements).

         Other Income (Expense). Other income (expense), excluding interest expense, increased from a net expense of $2.4 million in 1999 to $3.2 million net income in 2000 primarily due to 1999 write-offs of abandoned acquisition and financing costs and a $3.3 million gain on the sale of Western offset by a $1.3 million loss on the sale of VinylSource in 2000.

         Reorganization Costs. In conjunction with the filing, the Company recognized reorganization costs of $6.8 million in 2000. This amount represents $4.8 million of accelerated amortization of debt issue costs previously deferred and $2.0 million in professional fees and other expenses directly related to the filing.

         Income Taxes. The Company established a full valuation allowance on its tax benefit in 2000 and 1999.

         Loss from Discontinued Operations. Losses from discontinued operations were $7.4 million in 2000 as compared with $9.0 million in the prior year. The Company recognized no tax benefit on the losses.

LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 31, 2001, 2000 and 1999, the Company's principal sources of funds consisted of cash generated from operations, sale of assets and various financings.

         During 1999, the Company increased its revolving credit facility from $25 million to $35 million for a period of ninety days to support working capital needs during its peak season. At December 31, 1999, the Company had $1.7 available under this facility. On December 18, 2000, in connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility (the "DIP Financing") which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. Proceeds from this financing were used to pay off the previous revolver at the date of the bankruptcy filing. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. At December 31, 2001, the interest rate was 5.5% on the line of credit and 6.25% on the term loan, with aggregate collateral availability of $6.3 million under the facility. This facility was liquidated in May 2002 with the proceeds from the sale of Eagle.

         The Company's principal liquidity requirements have been for debt service under the 1997 $125 million, 11 3/4% Senior Notes (the Notes), the note issued in connection with the Weather-Seal acquisition (Weather-Seal note) and revolving credit facilities for working capital needs and capital expenditures. The Company's annual principal and interest debt service requirements, including capital lease obligations, remain uncertain until a plan of reorganization is filed and approved by the Bankruptcy Court.

         Cash used by operating activities of continuing operations was $1.3 million, $.7 million and $9.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's working capital requirements for inventory and accounts receivable are impacted by changes in raw material costs, the availability of raw materials, growth of the Company's business and seasonality. As a result, such requirements may fluctuate significantly. Additionally, cash used for operating activities in 2001 and 2000 included cash used for reorganization costs of $3.4 million and $2.1 million, respectively.

         Capital expenditures for the years ended December 31, 2001, 2000 and 1999 were $0.6 million, $1.4 million and $4.6 million, respectively. Capital outlays included manufacturing equipment and computer software and hardware. The Company generated $1.3 million, $0.2 million and $3.4 million from the sale of property and equipment in 2001, 2000 and 1999, respectively, including $2.2 million from the sale and leaseback of the Ottawa, Ohio production facility in 1999. While the bankruptcy filing and liquidity constraints have substantively curtailed capital expenditures, management expects that such spending will continue at a level consistent with the operating needs and available financial resources of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities.

         The Company made no acquisitions in 2001 or 2000. This compares to aggregate purchase prices paid for acquisitions of $2.6 million in 1999. In March 2000, the Company sold its Western division for $5.6 million (including $4.5 million in cash) and in May 2000, the Company sold VinylSource for $5.9 million in cash. In December 1999, the Company sold its Taylor division for $9.2 million (including $6.7 million in cash).

         The Company made no cash payments on long-term debt and capital lease obligations in 2001. Such payments totaled $0.5 million for the year ended December 31, 2000 and $1.4 million for the year ended December 31, 1999. Net activity on the Company's lines of credit and DIP Financing resulted in cash generated of $1.8 million and $10.8 million in 2001 and 1999, respectively. Such activity used $6.5 million in cash in 2000. The Company paid no debt financing fees in 2001 and paid approximately $1.0 million and $1.7 million in debt financing fees and expenses in the years ended December 31, 2000 and 1999, respectively.

SEASONALITY

         The Company's business is seasonal since its primary revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions of the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse impact on the demand for fenestration products. Traditionally, the Company's lowest sales levels usually occur during the first and fourth quarters. The Company believes that its operations in the southwestern and southeastern United States offset the risk to the Company for potentially unusual inclement weather conditions in the midwest and the northeast. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital requirements are usually at their highest level during the second and third quarters.

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

ITEM 7(A). QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

         The Company's earnings are affected by changes in short-term interest rates related to its line of credit facility. If the market rates for short-term borrowings increased by 1%, the impact would be an interest expense increase of $0.2 million with the corresponding decrease of income before taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and year-end variable rate debt balances by category. The Company is currently not subject to interest rate risk on its long-term debt as this debt is classified as subject to compromise and is not accruing interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                    PAGE
                                                                                                                    ----
CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

  Reports of Independent Auditors                                                                                     17
  Consolidated Balance Sheets at December 31, 2001 and 2000                                                           19
  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                          21
  Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2001, 2000 and 1999               22
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                          23
  Notes to Consolidated Financial Statements                                                                          24


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
Schedule II - Valuation and Qualifying Accounts                                                                       43

                         Report of Independent Auditors



The Board of Directors and Shareholders
American Architectural Products Corporation

We have audited the accompanying consolidated balance sheets of American Architectural Products Corporation and subsidiaries (Company) (a Debtor-in-Possession as of December 18, 2000) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2) for the years ended December 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of American Architectural Products Corporation and subsidiaries for the year ended December 31, 1999 were audited by other auditors whose report, dated June 2, 2000, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Architectural Products Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, on December 18, 2000, the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of violation of certain debt covenants, recurring operating losses, deterioration of vendor support, and cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon the approval of the plan of reorganization, the success of future operations, and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                   /s/ BEARD MILLER COMPANY LLP


Pittsburgh, Pennsylvania
March 19, 2002, except for Notes 15 and 18 as to which the date is April 16,
     2002

                         Report of Independent Auditors



The Board of Directors and Shareholders
American Architectural Products Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of American Architectural Products Corporation for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the year ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of American Architectural Products Corporation for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of American Architectural Products Corporation for the year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the 1999 financial statements, the Company has incurred recurring operating losses, is highly leveraged and has a deficit in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3 to the 1999 financial statements. The 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                       /s/ ERNST & YOUNG LLP


June 2, 2000
Akron, Ohio

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                    DECEMBER 31,
                                                                 2001           2000
                                                               ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $   2,762      $     158
   Accounts receivable, less allowance for
     doubtful accounts of $983 and $1,322                         12,904         16,174
   Inventories                                                     6,913          9,108
   Prepaid expenses and other current assets                       1,329          3,269
   Assets held for sale                                           32,982         44,827
                                                               ---------      ---------
TOTAL CURRENT ASSETS                                              56,890         73,536
                                                               ---------      ---------
PROPERTY AND EQUIPMENT
   Land and improvements                                           1,114          1,317
   Buildings and improvements                                     10,176         10,979
   Machinery, tools and equipment                                 17,652         17,629
   Computers and office equipment                                  1,917          2,953
                                                               ---------      ---------
                                                                  30,859         32,878
   Less accumulated depreciation                                 (10,248)        (7,680)
                                                               ---------      ---------
NET PROPERTY AND EQUIPMENT                                        20,611         25,198
                                                               ---------      ---------
OTHER
   Cost in excess of net assets acquired, net of
     accumulated amortization of $2,484 and $2,458                 8,670         11,800
   Deferred financing costs, net of accumulated
     amortization of $953 and $6                                      --            947
   Other, net of accumulated amortization of $955 and $717         1,867          2,136
                                                               ---------      ---------
TOTAL OTHER ASSETS                                                10,537         14,883
                                                               ---------      ---------
                                                               $  88,038      $ 113,617
                                                               =========      =========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                 DECEMBER 31,
                                                             2001           2000
                                                           ---------      ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Debtor-in-possession revolving credit and term loan     $  18,583      $  16,743
   Accounts payable - trade                                    3,446          1,236
   Accrued Expenses
     Compensation and related benefits                         1,269          1,425
     Current portion of accrued warranty obligations             973            662
     Other                                                     1,574          1,217
   Liabilities held for sale                                  14,080         10,296
                                                           ---------      ---------
TOTAL CURRENT LIABILITIES                                     39,925         31,579
Accrued warranty obligations, less current portion             1,214          1,400
Other                                                          2,264          2,744
Liabilities subject to compromise                            159,360        167,932
                                                           ---------      ---------
TOTAL LIABILITIES                                            202,763        203,655
                                                           ---------      ---------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
     outstanding                                                  --             --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
     outstanding                                                  --             --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 shares issued;
     13,821,616 shares outstanding                                14             14
   Additional paid-in capital                                  9,142          9,142
   Treasury stock, at cost                                      (100)          (100)
   Accumulated deficit                                      (123,781)       (99,094)
                                                           ---------      ---------
TOTAL STOCKHOLDERS' DEFICIT                                 (114,725)       (90,038)
                                                           ---------      ---------
                                                           $  88,038      $ 113,617
                                                           =========      =========



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           YEAR ENDED DECEMBER 31,
                                                     2001           2000           1999
                                                   ---------      ---------      ---------

Net Sales                                          $ 100,748      $ 117,756      $ 171,657
Cost of Sales                                         84,657        101,022        145,478
                                                   ---------      ---------      ---------
GROSS PROFIT                                          16,091         16,734         26,179
Selling Expense                                        9,851         11,468         13,681
Asset Impairment                                          --          9,765         13,930
General and Administrative Expenses                    9,132         12,237         16,762
                                                   ---------      ---------      ---------
OPERATING LOSS FROM CONTINUING OPERATIONS             (2,892)       (16,736)       (18,194)
                                                   ---------      ---------      ---------
Other Income (Expense)
   Interest Expense                                   (2,011)       (14,666)       (17,557)
   Acquisition and Financing Costs                        --             --         (2,325)
   Miscellaneous                                      (3,245)         3,248            (53)
                                                   ---------      ---------      ---------
Total Other Expense                                   (5,256)       (11,418)       (19,935)
                                                   ---------      ---------      ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
   REORGANIZATION COSTS AND INCOME TAX BENEFIT        (8,148)       (28,154)       (38,129)
Reorganization Costs                                   4,212          6,847             --
                                                   ---------      ---------      ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX BENEFIT                                (12,360)       (35,001)       (38,129)
Income Tax Benefit                                        --             --             --
                                                   ---------      ---------      ---------
LOSS FROM CONTINUING OPERATIONS                      (12,360)       (35,001)       (38,129)
Loss From Discontinued Operations                    (12,327)        (7,363)        (9,014)
                                                   ---------      ---------      ---------
NET LOSS                                           $ (24,687)     $ (42,364)     $ (47,143)
                                                   =========      =========      =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   Continuing Operations                           $    (.89)     $   (2.46)     $   (2.71)
   Discontinued Operations                              (.89)          (.52)          (.64)
                                                   ---------      ---------      ---------
BASIC AND DILUTED NET LOSS PER COMMON SHARE        $   (1.78)     $   (2.98)     $   (3.35)
                                                   =========      =========      =========




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       ADDITIONAL                                      TOTAL
                                                    COMMON STOCK        PAID-IN       TREASURY      ACCUMULATED     STOCKHOLDERS'
                                             SHARES        AMOUNT       CAPITAL        STOCK          DEFICIT          DEFICIT
                                             ------        ------       -------        -----          -------          -------

Balance, December 31, 1998                 13,533,004      $   14     $     8,144     $    --      $    (9,587)     $    (1,429)
Issuance of shares in connection with         789,044          --             998          --               --              998
acquisitions
Cancellation of shares                           (432)         --              --          --               --               --
Net loss for the year                              --          --              --          --          (47,143)         (47,143)
                                          -----------      ------     -----------     -------      -----------      -----------
Balance, December 31, 1999                 14,321,616          14           9,142          --          (56,730)         (47,574)
Purchase of treasury stock                         --          --              --        (100)              --             (100)
Net loss for the year                              --          --              --          --          (42,364)         (42,364)
                                          -----------      ------     -----------     -------      -----------      -----------
Balance, December 31, 2000                 14,321,616          14           9,142        (100)         (99,094)         (90,038)
NET LOSS FOR THE YEAR                              --          --              --          --          (24,687)         (24,687)
                                          -----------      ------     -----------     -------      -----------      -----------
BALANCE, DECEMBER 31, 2001                 14,321,616      $   14     $     9,142     $  (100)     $  (123,781)     $  (114,725)
                                          ===========      ======     ===========     =======      ===========      ===========



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     2001          2000          1999
                                                                                   --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                    $(12,360)     $(35,001)     $(38,129)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities before reorganization costs and discontinued operations:
     Depreciation                                                                     3,161         4,765         6,274
     Amortization                                                                     1,590         1,264         3,177
     Loss (gain) on sale of property and equipment and assets held for                  254        (1,045)        1,247
sale
     Gain on sale of business                                                            --        (2,047)         (589)
     Loss on acquisition and financing costs                                             --            --         2,325
     Asset impairment                                                                   177         9,765        15,213
     Reorganization costs                                                             4,212         6,847            --
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                                990         2,809           871
     Accounts receivable - related parties                                               --           452            --
     Advances to affiliates classified as discontinued operations                       892         1,200        (4,786)
     Inventories                                                                      1,145           594           801
     Prepaid expenses and other current assets                                        2,321          (216)       (1,006)
     Other assets                                                                       328           599        (1,345)
     Accounts payable - trade                                                         2,746        (4,310)        4,585
     Accrued expenses and other liabilities                                             171        15,690         1,944
     Liabilities subject to compromise                                               (3,573)           --            --
                                                                                   --------      --------      --------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS
     BEFORE REORGANIZATION COSTS AND DISCONTINUED OPERATIONS                          2,054         1,366        (9,418)
NET CASH USED FOR REORGANIZATION COSTS                                               (3,365)       (2,069)           --
                                                                                   --------      --------      --------
NET CASH USED FOR CONTINUING OPERATIONS                                              (1,311)         (703)       (9,418)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                          4,125            33           885
                                                                                   --------      --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   2,814          (670)       (8,533)
                                                                                   --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of property and equipment                                 1,253           169         3,400
     Purchase of property and equipment                                                (568)       (1,434)       (4,619)
     Proceeds from the sale of business                                                  --        10,407         6,699
     Acquisitions of businesses, net of cash acquired                                    --            --        (2,585)
                                                                                   --------      --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS                      685         9,142         2,895
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF
     DISCONTINUED OPERATIONS                                                         (2,735)          577        (2,194)
                                                                                   --------      --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (2,050)        9,719           701
                                                                                   --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings on revolving line of credit                             --       (23,260)       10,813
     Net borrowings on debtor-in-possession financing                                 1,840        16,743            --
     Payments for deferred financing costs                                               --          (953)       (1,707)
     Payments on long-term debt and capital lease obligations                            --          (475)       (1,442)
     Purchase of treasury stock                                                          --          (100)           --
                                                                                   --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF
     CONTINUING OPERATIONS                                                            1,840        (8,045)        7,664
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF
     DISCONTINUED OPERATIONS                                                             --          (902)          116
                                                                                   --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   1,840        (8,947)        7,780
                                                                                   --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,604           102           (52)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          158            56           108
                                                                                   --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  2,762      $    158      $     56
                                                                                   ========      ========      ========

          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Business and Basis of Presentation

         American Architectural Products Corporation (the "Company" or "AAPC") is principally engaged in the business of manufacturing and distributing residential and architectural windows and doors through its wholly-owned subsidiaries, Eagle & Taylor Company (ETC), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid) and American Weather-Seal Company (Weather-Seal). Denver Window Corporation (Denver) was a subsidiary at December 31, 2000 and was sold on September 4, 2001. Eagle Window and Door Center, Inc. (EWDC) was a subsidiary at December 31, 2001 and was closed in January 2002. TM Window and Door (TMWD) was also a subsidiary at December 31, 2001 and, together with the Binnings Pan American division of Binnings (Pan Am) was sold in February 2002. American Glassmith Corporation (American Glassmith), also a subsidiary at December 31, 2001, was sold in March 2002. Forte, Inc. (Forte), also a subsidiary at the 1999 year end, was closed in May 2000.

         The Company elected to adopt the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets issued in August 2001. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements. In conjunction with the adoption of SFAS No. 144, the Company has classified all of the operations discussed in Note 15 as discontinued operations in the accompanying financial statements and, accordingly, unless otherwise stated, the accompanying notes for all years presented exclude the amounts related to these discontinued operations.

         As a result of its discontinuance of its commercial business segment in 1999 and its extrusion segment in 2001, the Company now operates in one business segment, residential fenestration products. The products include a variety of window and door products manufactured for uses in homes and light commercial businesses and consist primarily of aluminum, vinyl, wood and aluminum-clad wood windows and doors.

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

         The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as more fully described in Note 2.

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

         Fair Values of Financial Instruments

         The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amounts of the revolving credit facility and the subordinated seller note approximate fair value as both bear interest at variable rates. The fair value of the senior notes approximated $19 million at December 31, 2001 and $33 million at December 31, 2000, which were estimated based on quoted market prices.

         Revenue Recognition

         Revenues are recognized upon the shipment of product to the customer.

         Until February 2002, the Company operated in two industry segments: residential fenestration products and extrusion products. As previously discussed, the sale of Pan Am in February 2002 completed the Company's exit from the extrusion products segment.

         Shipping and Handling Costs

         Costs related to shipping and handling of products are included in cost of sales.

         Cash Equivalents

         Cash equivalents are highly liquid investments with original maturities of three months or less when purchased.

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

         Collective Bargaining Agreements

         At December 31, 2001, approximately 19 of the Company's 2,403 employees were covered under a collective bargaining agreement set to expire in October 2002. This agreement was terminated by mutual consent in January 2002 in conjunction with the sale of AEG.

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

         Cost in Excess of Net Assets Acquired

         Cost in excess of net assets acquired ("goodwill") is being amortized over periods ranging from 20 to 25 years using the straight-line method and is periodically reviewed for impairment. In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company has adopted this Statement as of January 1, 2002 and has ceased amortization as of that date. Amortization expense related to cost in excess of net assets acquired was $406,000, $760,000 and $1,067,000 in 2001, 2000 and 1999,
respectively. Other than the elimination of goodwill amortization, the Company has not yet determined the effect that the adoption of SFAS No. 142 will have on its financial statements.

         Long-Lived Assets

         The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets is recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted cash flows to be generated by the asset to determine if impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the discounted cash flows to be generated by the asset, to determine the amount of the impairment to be recorded in the financial statements (see Note 7).

         Deferred Financing Costs

         Costs to obtain financing have been capitalized and were amortized using the straight-line method over the expected term of the underlying debt (see Note 2).

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

         Advertising

         The cost of advertising is charged against income as incurred. Advertising expense from continuing operations was $468,000, $733,000, and $877,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         New Accounting Standards

         In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Adoption of this statement will have no effect on the Company's financial statements unless the Company enters into a business combination.

         In June of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective on January 1, 2003. Management is currently assessing the impact of this pronouncement on its financial statements.

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

         An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to July 17, 2002, until which time the Company has the exclusive right to file a reorganization plan.

         The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as shown in the financial statements, during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses of $24.7 million, $42.4 million and $47.1 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 through December 1, 2001 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under its line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

         Liabilities subject to compromise in the consolidated balance sheet consist of the following items at December 31, 2001 and 2000:

                                                                     DECEMBER 31,
                                                                   2001        2000
                                                                 --------    --------
                                                                   (IN THOUSANDS)

Accounts payable                                                $  8,340    $ 15,469
Accrued interest payable                                          17,299      17,299
Accrued liabilities                                                1,164       2,151
Long-term debt and capital lease obligations (Notes 5 and 6)     132,557     133,013
                                                                --------    --------
             Total liabilities subject to compromise            $159,360    $167,932
                                                                ========    ========

         Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $15.3 million and $542,000 for 2001 and 2000, respectively.

         Debtor-In-Possession Financing

         In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a lender (the "DIP Facility") which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. Interest is payable on a monthly basis based upon the interest rate applicable to the line of credit and the term loan of the prime rate plus .75% and 1.5% respectively. By agreement, the facility has a commitment fee on unused portions of .5% at December 31, 2001. At December 31, 2001, the interest rate was 5.5% on the line of credit and 6.25% on the term loan, with aggregate availability of $6.3 million under the facility. The DIP Facility has priority in the bankruptcy proceeding.

         The DIP Facility requires the Company to meet a number of covenants which include minimum quarterly earnings before interest, taxes, depreciation, amortization and certain non-cash gains and losses as defined in the credit agreement (EBITDA) and minimum fixed charge coverage ratios. The Company was in violation of both covenants as outlined in the facility on December 31, 2001. The Company obtained a waiver releasing it from its requirement to meet that threshold for the fourth quarter of 2001.

         At December 31, 2001 and 2000, outstanding balances are as follows:

                           DECEMBER 31,
                         2001         2000
                        -------    -------
                          (IN THOUSANDS)

     Line of credit     $12,199    $ 8,743
     Term loan            6,384      8,000
                        -------    -------
                        $18,583    $16,743
                        =======    =======

Reorganization Costs

         The amounts reflected as reorganization costs in the consolidated statement of operations consist of the following:

                                                  YEAR ENDED DECEMBER 31,
                                                   2001             2000
                                                  ------          ------
                                                       (IN THOUSANDS)

Accelerated amortization of debt issue costs      $   --          $4,778
Plant closing                                      1,466              --
Professional fees                                  2,651           1,215
Other expenses                                        95             854
                                                  ------          ------

             Total reorganization costs           $4,212          $6,847
                                                  ======          ======

         In April 2001, the Bankruptcy Court approved transactions associated with the shutdown of the Company's wood window manufacturing operation in Ottawa, Ohio, which was substantially completed by the end of April 2001. The plant closing charges reflected above are associated with this restructuring effort and include severance costs of $619,000, a loss on the liquidation of assets of $1.14 million, and a $293,000 gain on the Bankruptcy Court's rejection of a portion of the associated liability (included in Liabilities Subject to Compromise).

3.       ACQUISITIONS AND DIVESTITURES:


         Acquisition and Divestiture of VinylSource

         In January 1998, the Company acquired, for cash, substantially all of the assets of the vinyl division of Easco Corporation, an Austintown, Ohio manufacturer of vinyl extrusions for the fenestration industry. The Company operated the facility through its wholly-owned subsidiary, VinylSource. The purchase price approximated $13.4 million and was allocated to net assets acquired based on estimated fair market values including current assets of $4.7 million, property and equipment of $9.7 million, other assets of $111,000 and current liabilities of $1.1 million. The accounts of VinylSource are included in the Company's consolidated financial statements from the acquisition date, the results of which are included in continuing operations. In May 2000, the Company sold the inventories, leasehold improvements and equipment of VinylSource for approximately $5.9 million in cash. The Company recorded a loss of approximately $1.3 million on the sale.

         Acquisition of Blackhawk and Acquisition and Divestiture of Denver

         In January and April 1998, respectively, the Company acquired, for cash, substantially all of the assets of Blackhawk Architectural Products (Blackhawk) and Denver. The acquisitions were accounted for as purchases. The purchase prices approximated $621,000 and were allocated to net assets acquired based on estimated fair values including current assets of $355,000, property and equipment of $211,000 and current liabilities of $242,000. Cost in excess of net assets acquired of $297,000 was recorded and was amortized over a 25 year life. The accounts of Blackhawk and Denver are included in the Company's consolidated financial statements from the acquisition dates, the results of which are included in discontinued operations. In September 2001, the Company sold substantially all of the assets of Denver for an amount that approximated book value.

         Acquisition of American Weather-Seal

         In June 1998, the Company acquired substantially all of the assets of the Weather-Seal division of Louisiana-Pacific Corporation. The acquisition was accounted for as a purchase with the purchase price of $40.8 million allocated to net assets acquired based on estimated fair market values including current assets of $13.8 million, property and equipment of $31.4 million, current liabilities of $3.5 million and long-term liabilities of $900,000. The acquisition was financed with $16.6 million in borrowings from the Company's line-of-credit facility, $7.5 million in a subordinated seller note and the remainder with cash. The accounts of Weather-Seal are included in the Company's consolidated financial statements from the acquisition date. The results of operations of the Aluminum Extrusion Group are included in discontinued operations. On January 31, 2002, the Company completed the sale of certain assets of Weather-Seal's Aluminum Extrusion Group for $1.5 million in cash and the assumption of certain liabilities (see Note 15).

         Acquisition of TM Window & Door

         In October 1999, the Company acquired, through its wholly-owned subsidiary Binnings, substantially all of the assets of TMWD. The acquisition was accounted for as a purchase with the purchase price of $4.8 million allocated to the net assets acquired based on estimated fair market values including current assets of $2.5 million, property and equipment of $1.5 million and current liabilities of $1.2 million. Cost in excess of net assets acquired of $2.0 million was recorded and the unamortized balance was written off in 2000 as a result of the Company's impairment analysis discussed in Note 7. The accounts of TMWD are included in the Company's consolidated financial statements from the acquisition date, the results of which are included in discontinued operations. In February 2002, the Company completed the sale of certain TMWD assets (see Note 15).

         Divestiture of Taylor

         In December 1999, the Company sold Taylor Building Products, Inc. (Taylor), a subsidiary of ETC, for approximately $9.2 million. Taylor is a manufacturer of steel entry doors and garage door panels. In connection with the sale, a non-interest bearing note receivable in the amount of $2.4 million and a gain on the sale of $0.6 million was recorded. The Company retained the real property and is leasing this property to the buyer (see Note 15).

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

4.       INVENTORIES:

         Inventories consisted of the following:

                         DECEMBER 31,
                       2001        2000
                       (IN THOUSANDS)

Finished goods       $  930      $1,378
Work-in-process         910       1,295
Raw materials         5,073       6,435
                     ------      ------
                     $6,913      $9,108
                     ======      ======


5.       LONG-TERM DEBT:

         Due to the bankruptcy filing, pre-petition long-term debt balances at December 31, 2001 and 2000 have been reclassified to the caption "liabilities subject to compromise" in the consolidated balance sheets (see Note 2).


                                                                    DECEMBER 31,
                                                                2001           2000
                                                               --------      --------
                                                                     (IN THOUSANDS)

11-3/4% Senior Notes, due 2007                                 $125,000      $125,000
Subordinated unsecured promissory note to
  former parent of acquired business, due January 1, 2001
  with interest payable semi-annually at LIBOR
  plus 4.5% to 4.75%                                              7,500         7,500
Other                                                                --            47
                                                               --------      --------
                                                               $132,500      $132,547
                                                               ========      ========

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

         The provisions of the Notes limit the amounts of additional indebtedness the Company and its subsidiaries can incur unless the Company meets certain consolidated coverage ratios as defined in the Notes. Notwithstanding this restriction, the Company was permitted to incur secured indebtedness of $25 million. Other covenants of the Notes include, but are not limited to, limitations on restricted payments, as defined, such as payment of dividends, repurchase of the Company's capital stock, redemption of subordinated obligations, certain investments, in addition to limitations on sale/leaseback transactions, affiliate transactions and mergers or consolidations.

         The Company's ongoing debt service obligations include semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not make the June 1, 2000 through December 1, 2001 interest payments. Accordingly, the failure to make the June 1, 2000 through December 1, 2001 interest payments within 30 days of the due date would constitute an Event of Default under the indenture. A default in the Company's obligations to pay interest on the Notes triggered defaults under other indebtedness of the Company.

6.       COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         Certain leased assets are capitalized and consist of computer and delivery equipment with a cost of $82,000 and $91,000 at December 31, 2001 and 2000, respectively. Accumulated amortization related to these leased assets was $13,000 and $42,000 at December 31, 2001 and 2000, respectively.

         The Company also leases buildings and equipment under operating leases.

         At December 31, 2001, the future minimum lease payments under operating and capital leases are as follows (in thousands):

                                                                                 OPERATING       CAPITAL
                                                                                 LEASES          LEASES

   2002                                                                          $   1,350      $   39
   2003                                                                                931          10
   2004                                                                                829          10
   2005                                                                                534           9
   2006                                                                                223          --
   Thereafter                                                                           72          --
                                                                                 ---------      ------
     Total                                                                       $   3,939          68
                                                                                 =========
   Less amount representing interest                                                                11
                                                                                                ------
   Net present value (included in "liabilities subject to compromise")                          $   57
                                                                                                ======

         Rental expense from continuing operations incurred for operating leases was $2.5 million, $2.3 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

7.       IMPAIRMENT LOSSES:

         In February 2002, Weather-Seal sold its administrative office building for $156,000. As a result, at December 31, 2001, the Company recorded an impairment charge of $177,000 to adjust the recorded value of the property to fair value (see Note 15).

         As discussed in Note 2, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While the Company continually evaluates whether the recorded values of its long-lived assets have been impaired, the Company re-evaluated the results of future operations and their impact on the recorded value of its long-lived assets resulting from the bankruptcy filing and the uncertainty concerning the related reorganization of the Company. As a result of these analyses, the Company recorded an impairment charge from continuing operations of $9.8 million at December 31, 2000, including goodwill write-downs of $6.3 million and property and equipment write-downs of $3.5 million, which is related to the shutdown of the Ottawa facility (see Note 2).

         In December 1999, as a result of continuing operating losses, underperformance at several of its operating divisions and the discontinuance of restructuring plans for its northern vinyl window operations, the Company evaluated estimated undiscounted future cash flows for one of its northern residential vinyl window manufacturing facilities and its vinyl extrusion facility. As a result of these analyses, impairment losses of $5.3 million and $9.2 million, respectively, were recorded to reduce the carrying value of those assets to their estimated fair values. These non-cash charges included write-downs of $5.1 million to goodwill, $1.3 million to inventory (included in cost of sales) and $8.1 million to property and equipment.

         Additionally, in December 1999, the Company abandoned its plans to implement new software at two of its facilities. Accordingly, approximately $700,000 of capitalized project costs related to this project were charged to expense.

8.       BENEFIT PLANS:

         All eligible nonunion employees of the Company may participate in 401(k) plans which include provisions for Company matching contributions. Expenses incurred relating to these plans from continuing operations were $276,000, $280,000 and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9.       STOCKHOLDERS' DEFICIT:

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

         Warrants

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

10.      STOCK OPTIONS:

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

         In 1996, the Company adopted the American Architectural Products Corporation Stock Option Plan (the Plan) whereby 10,000,000 shares of the Company's common stock have been authorized for issuance under the Plan. Shares of common stock have been made available for grant to directors, officers and key employees at the discretion of the Board of Directors. In 1998, the Plan was amended to increase the number of shares issued under the Plan to 15% of the common stock issued and outstanding. The exercise price of stock options granted under the Plan may not be less than the market price of the Company's common stock at the date of grant. Options granted to persons who have voting control over 10% or more of the Company's stock are granted at 110% of the fair market value of the underlying shares at the grant date and expire five years after the grant date. The stock options issued to employees have a ten year term and vest in 20% increments over five years. Stock options issued to non-employee directors have a ten-year term and vest within one year.

         Certain options have been granted to non-employees based on negotiated terms. Stock options issued to non-employees are recorded at fair value with a related charge against income.

         A summary of activity related to stock options for the Plan for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                   2001                   2000                     1999
                                                   ----                   ----                     ----
                                                         Weighted              Weighted                  Weighted
                                                         Average               Average                   Average
                                                         Exercise             Exercise                   Exercise
                                            Options      Price     Options      Price      Options        Price
                                            -------      -----     -------      -----      -------        -----
                                                                   (OPTIONS IN THOUSANDS)

Outstanding, beginning of the period         737       $   3.95    1,210       $   3.98    1,405       $   3.99
Granted                                       --          --          40           0.69       45           2.73
Forfeited                                    (95)          3.68     (513)          3.78     (240)          3.78
                                            -------       -----    -------        -----    -------        -----

Outstanding, end of the period               642       $   3.99      737       $   3.95    1,210       $   3.98
                                            =======    ========    =======     ========    ======      ========


         The weighted-average remaining contractual life on options outstanding is 4.4 years. Options to purchase 439,000 shares are currently exercisable with a weighted-average exercise price of $4.34 per share.

         The Company applies the intrinsic value method in accounting for its stock options issued to employees and non-employee directors. Accordingly, no compensation cost has been recognized for stock options issued to employees and non-employee directors. The following table sets forth the Company's loss from continuing operations and loss from continuing operations available per common share on a pro forma basis had compensation expense for the Company's stock options issued been determined based on the fair value using the Black-Scholes model at the grant dates:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           2001              2000             1999
                                                                       --------------    --------------    ------------
                                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                                       PER SHARE DATA)
LOSS FROM CONTINUING OPERATIONS
   As reported                                                         $   (12,360)      $   (35,001)      $   (38,129)
   Pro forma                                                           $   (12,360)      $   (35,026)      $   (38,420)
BASIC AND DILUTED LOSS FROM CONTINUING OPERATIONS PER
     COMMON SHARE
   As reported                                                         $      (.89)      $     (2.46)      $     (2.71)
   Pro forma                                                           $      (.89)      $     (2.46)      $     (2.73)

         The fair value for these stock options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 5.2% in 2000 and 6.5% in 1999, a dividend yield percentage of 0% in 2000 and 1999, common stock volatility of 1.78 in 2000 and 0.35 in 1999, and an expected life of the options of 10 years in 2000 and 5 years in 1999.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         The weighted-average fair value of the options granted during the years ended December 31, 2000 and 1999 was $0.62 and $1.14 respectively. No options were granted during the year ended December 31, 2001.

11.      TREASURY STOCK:

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

12.      INCOME TAXES:

         Significant components of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                          DECEMBER 31,
                                                       2001              2000
                                                     --------       --------
                                                         (IN THOUSANDS)
DEFERRED TAX ASSETS
   Net operating loss carryforwards                  $ 33,229       $ 30,160
   Allowance for doubtful accounts                      1,505            600
   Accrued warranty obligations                         1,799          1,699
   Goodwill impairment                                  4,122          4,193
   Other impairment                                       601          1,283
   Write-off of debt issuance costs                     1,442          1,442
   Other accruals                                       1,630          1,400
   Other                                                  392            347
                                                     --------       --------
                                                       44,720         41,124
DEFERRED TAX LIABILITY
   Depreciation                                           849          2,778
                                                     --------       --------
NET DEFERRED TAX ASSETS                                43,871         38,346
VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS       (43,871)       (38,346)
                                                     --------       --------
NET DEFERRED TAXES                                   $     --       $     --
                                                     ========       ========


         In recording certain acquisitions, the Company established a valuation allowance against the entire net deferred tax assets acquired, based on uncertainties surrounding the expected realization of these assets.

         The actual income tax expense (income tax benefit) attributable to the loss from continuing operations for the years ended December 31, 2001, 2000 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax losses as a result of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                  2001            2000           1999
                                                --------       --------       --------
                                                         (IN THOUSANDS)

Tax benefit at U.S. federal statutory rate      $ (4,202)      $(11,900)      $(12,964)
Expenses not deductible for tax purposes              43             36             79
Reorganization costs                                 934            464             --
Valuation allowance adjustment                     5,525         22,157         12,885
Other                                             (2,300)       (10,757)            --
                                                --------       --------       --------
BENEFIT FOR INCOME TAXES                        $     --       $     --       $     --
                                                ========       ========       ========

         At December 31, 2001, the Company and its subsidiaries had net operating loss carryforwards of approximately $97.8 million for income tax purposes which expire between 2002 and 2021. Due to changes in ownership, utilization of approximately $9.3 million of the net operating loss carryforwards is limited to approximately $550,000 per year. The remaining $88.5 million may be utilized without limitation. A valuation allowance has been established against the Company's net deferred tax assets due to uncertainty relating to their realization.

         Subject to the outcome of the bankruptcy proceedings, tax attributes such as net operating loss carryforwards and depreciable asset bases may be reduced or potentially eliminated.

13.      RELATED PARTY TRANSACTIONS:

         The Company paid management fees to its majority stockholder of approximately $21,000 for the year ended December 31, 1999. Additionally, the Company paid its majority stockholder $147,000 for other transaction services in 1999. The Company paid no management or other transaction service fees to its majority shareholder in 2001 or 2000. In 2001, 2000 and 1999, the Company paid $0, $10,000 and $375,000, respectively, to a Company affiliated with its majority shareholder for air charter services.

         In October 1998, the Company entered into an operating lease with a company controlled by its majority shareholder and paid $150,000 under this lease during the year ended December 31, 1999.

         In November 1999, the Company loaned $77,000 to its Chief Executive Officer. This amount was liquidated and retired in November 2000.

         In December 1999, the Company recorded a receivable from its majority stockholder in the amount of $375,000 for insurance proceeds it held related to a fire at the Weather-Seal, Kreidel plant. The amount was remitted to the Company in January 2000.

         At December 31, 1999, the Company had a receivable recorded in the amount of $55,000 related to product sales to a company owned by the wife of the former Chief Executive Officer. This amount was written off in December 2000.

         At December 31, 2001, the Company had a receivable recorded in the amount of $220,000 from its Chairman of the Board related to product sales. The amount was remitted to the Company in April 2002.

14.      NET LOSS PER COMMON SHARE:

         Net loss per common share amounts have been computed in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share. Basic net loss per common share amounts were computed by dividing the net loss by the weighted-average number of common shares outstanding. The effect of common stock equivalents outstanding was not dilutive.

                                                             YEAR ENDED DECEMBER 31,
                                                      2001           2000           1999
                                                    --------       --------       --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

LOSS FROM:
   Continuing operations                            $(12,360)      $(35,001)      $(38,129)
   Discontinued operations                           (12,327)        (7,363)        (9,014)
                                                    --------       --------       --------

                                                    $(24,687)      $(42,364)      $(47,143)
                                                    ========       ========       ========

SHARES
   Weighted-average shares - basic and diluted        13,822         14,238         14,095
                                                    ========       ========       ========

PER COMMON SHARE - BASIC AND DILUTED
   Continuing operations                            $   (.89)      $  (2.46)      $  (2.71)
   Discontinued operations                              (.89)          (.52)          (.64)
                                                    --------       --------       --------

                                                    $  (1.78)      $  (2.98)      $  (3.35)
                                                    ========       ========       ========

15.      DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:

         In January 2001, the Company announced the discontinuance of its EWDC operations. The Company substantially completed its plan to exit this business in December 2001.

         In December 2001, the Company agreed to sell certain assets of Weather-Seal's aluminum extrusion operations (the Aluminum Extrusion Group or
AEG) for $1.5 million cash. The Company completed this sale on January 31, 2002. Also, in December 2001, the Company entered into an agreement to sell certain assets of the Binnings Pan American (Pan Am) and TM Window and Door (TM) divisions of Binnings for $500,000 cash, a $1.7 million note receivable and the assumption of certain liabilities. This transaction closed February 15, 2002. AEG and a portion of Pan Am comprised the Company's extrusion segment. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry. These businesses supplied a portion of the raw materials used in the manufacture of windows by the Company. The consummation of these transactions completes the Company's exit from the extrusion segment.

         In February 2002, the Company signed an agreement to sell substantially all of the assets of American Glassmith (AGI) for $350,000 cash and the assumption of post-petition liabilities. This sale was completed on March 22, 2002.

         On April 16, 2002, the Bankruptcy Court approved the sale of ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company (collectively, "Eagle"), for approximately $64.7 million. This transaction is expected to close in May 2002.

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

         The results of operations for AEG, Pan Am, TM, AGI, Eagle, EWDC and Forte have been presented as discontinued operations in the accompanying financial statements for all periods. The Company did not recognize income tax benefits on the losses from discontinued operations. Net sales and net losses from discontinued operations before inter-company eliminations by segment for each period consist of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31, 2001
                         ------------------------------------------------------------------------------------------------------
                                             EXTRUSION
                                     BPA      SEGMENT         BPA
                           AEG    EXTRUSION  SUB-TOTAL    RESIDENTIAL    TM       AGI     EAGLE      EWDC     FORTE     TOTAL
                         -------    -------   -------      --------    -------   -------   -------   -----    -----   --------

Net Sales                $11,149    $ 4,609   $15,758       $31,095    $10,448   $ 6,558   $80,046   $ 287    $ 113   $144,305
                         -------    -------   -------      --------    -------   -------   -------   -----    -----   --------

Income (loss) from
    operations           $(2,079)   $(1,329)  $(3,408)      $(8,968)   $(2,682)  $(1,285)  $ 9,296   $(565)   $(250)  $ (7,862)
Accrued loss after
    measurement date          --         --        --            --         --      --        --      --       --         --
Estimated loss on
    disposal              (2,275)        --    (2,275)       (1,769)      (421)     --        --      --       --       (4,465)
                         -------    -------   -------      --------    -------   -------   -------   -----    -----   --------
Income (loss) from
    discontinued
    operations           $(4,354)   $(1,329)  $(5,683)     $(10,737)   $(3,103)  $(1,285)  $ 9,296   $(565)   $(250)  $(12,327)
                         =======    =======   =======      ========    =======   =======   =======   =====    =====   ========

                                                            YEAR ENDED DECEMBER 31, 2000
                         ------------------------------------------------------------------------------------------------------
                                             EXTRUSION
                                     BPA      SEGMENT         BPA
                           AEG    EXTRUSION  SUB-TOTAL    RESIDENTIAL    TM       AGI     EAGLE      EWDC     FORTE       TOTAL
                         -------    -------   -------      --------    -------   -------   -------   -----    -----     --------


Net Sales                $15,387    $3,643    $19,030     $30,604      $11,280   $ 8,848   $81,435  $ 3,805   $ 3,000     $158,002
                         -------    ------    -------      --------    -------   -------   -------   -----    -----     --------
Income (loss) from
    operations           $(1,768)   $(327)    $(2,095)    $(4,970)     $(4,908)  $(1,138)  $12,101  $(1,435)  $(3,808)    $ (6,253)
Accrued loss after
    measurement date          --        --         --         --         --        --        --       --         --           --
Estimated loss on
    disposal                  --        --         --         --         --        --        --       --       (1,110)      (1,110)
                         -------    ------    -------     -------      -------   -------   -------  -------   -------      -------

Income (loss) from
    discontinued
    operations           $(1,768)   $(327)    $(2,095)    $(4,970)     $(4,908)  $(1,138)  $12,101  $(1,435)  $(4,918)     $(7,363)
                         =======    ======    =======     =======      =======   =======   =======  =======   =======      =======



                                                                    YEAR ENDED DECEMBER 31, 1999
                                           ----------------------------------------------------------------------------------
                                            AEG        BPA        TM        AGI       EAGLE      EWDC      FORTE      TOTAL
                                           -----     -------    -----      -----    -------     -----    --------    -------
Net Sales                                  $27,950   $30,212    $2,528     $8,270   $75,196     $ 963    $  4,300    $149,419
                                           -------   -------    -----      -----    -------     -----    --------    --------
Income (loss) from operations              $ (826)   $(5,523)   $ (34)     $ (81)   $10,287     $(860)   $ (4,952)   $(1,989)
Accrued loss after measurement date           --         --        --         --        --        --       (1,039)    (1,039)
Estimated loss on disposal                    --         --        --         --        --        --       (5,986)    (5,986)
                                           -------   -------    -----      -----    -------     -----    --------    --------
Income (loss) from discontinued
operations                                 $(826)    $(5,523)   $ (34)     $ (81)   $10,287     $(860)   $(11,977)   $(9,014)
                                           ======    ========   ======     ======   =======     ======   =========   ========

         The assets and liabilities of AEG, BPA, TM, AGI, Eagle, EWDC, and Forte which were sold or are being sold are classified as assets held for sale and liabilities held for sale, respectively in the accompanying consolidated balance sheets. A summary of the assets and liabilities held for sale of the discontinued businesses is as follows:

                                                               DECEMBER 31, 2001
                                         ------------------------------------------------------------------
                                           AEG       BPA      TM        AGI      EAGLE     FORTE      TOTAL
                                        -------   -------   -------   -------   -------   -------   -------
Accounts receivable - net               $   718   $   200   $   300   $    --   $ 8,057   $    --   $ 9,275
Inventories                               1,141     3,391        39       128     6,730              11,429
Property and equipment                       80       211       813       456     5,614       823     7,997
Cost in excess of net assets acquired        --        --        --        --     2,036        --     2,036
Other                                        --        55        --        29       648        --       732
                                        -------   -------   -------   -------   -------   -------   -------

ASSETS HELD FOR SALE                    $ 1,939   $ 3,857   $ 1,152   $   613   $23,085   $   823   $31,469
                                        =======   =======   =======   =======   =======   =======   =======

Accounts payable - trade                $   203   $ 1,625   $   430   $   191   $ 2,017   $    --   $ 4,466
Accrued expenses                            182     1,781       687       119     6,562        --     9,331
Capital lease obligations                    --        --        --        --       283        --       283
                                        -------   -------   -------   -------   -------   -------   -------
LIABILITIES HELD FOR SALE               $   385   $ 3,406   $ 1,117   $   310   $ 8,862   $    --   $14,080
                                        =======   =======   =======   =======   =======   =======   =======



                                                                 DECEMBER 31, 2000
                                        -------------------------------------------------------------------
                                           AEG       BPA        TM        AGI   EAGLE       FORTE    TOTAL
                                        -------   -------   -------   -------   -------   -------   -------
Accounts receivable - net               $   933   $    --   $    --   $    --   $ 8,410   $   204   $ 9,547
Inventories                               1,494     4,761     1,121     1,620     7,016        --    16,012
Property and equipment                    1,777     4,434     1,282       547     4,351     1,530    13,921
Cost in excess of net assets acquired        --        --        --        --     2,139        --     2,139
Other                                        --       534         6        86       826        --     1,452
                                        -------   -------   -------   -------   -------   -------   -------

ASSETS HELD FOR SALE                    $ 4,204   $ 9,729   $ 2,409   $ 2,253   $22,742   $ 1,734   $43,071
                                        =======   =======   =======   =======   =======   =======   =======

Accounts payable - trade                $   203   $   744   $   330   $   237   $   904   $    --   $ 2,418
Accrued expenses                            225     1,793       242       125     5,493        --     7,878
                                        -------   -------   -------   -------   -------   -------   -------

LIABILITIES HELD FOR SALE               $   428   $ 2,537   $   572   $   362   $ 6,397   $    --   $10,296
                                        =======   =======   =======   =======   =======   =======   =======

         As discussed in Note 7, Weather-Seal sold its administrative office building in February 2002. The net book value of this property of $156,000 and $333,000 is classified as assets held for sale at December 31, 2001 and 2000, respectively.

         As part of the agreement of the sale of Taylor, the Company retained the real property which has a book value of approximately $1.4 million at December 31, 2001 and 2000; however, the buyer was required to purchase it within a period not to exceed nineteen months from the closing date provided certain conditions were met. This property is classified as assets held for sale in the accompanying balance sheets. The obligation of the buyer to purchase the real property for $2.6 million is currently being contested.


16.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      2001         2000          1999
                                                                                    -------       -------      --------
                                                                                              (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR
   Interest                                                                         $ 2,011       $ 1,979      $ 16,591
NONCASH INVESTING AND FINANCING ACTIVITIES
   Common stock and debt issued and liabilities assumed in acquisitions                  --            --         1,211
   Capital lease obligations                                                             --            --         3,160
   Notes received from sale of assets                                                    --         1,120            --


         As discussed in Note 3, the Company sold substantially all of the assets of Western and VinylSource in 2000. Cash proceeds of $10.4 million were received in exchange for assets with a fair value of $12.1 million and liabilities of $1.7 million.

17.      SELECTED QUARTERLY DATA OF THE COMPANY (UNAUDITED):

                                                  2001                                           2000
                             ---------------------------------------------------------------------------------------------
                                 1ST        2ND         3RD         4TH         1st         2nd         3rd        4th
                             --------    --------    --------    --------    --------    --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                    $ 20,919    $ 27,689    $ 26,204    $ 25,936    $ 31,327    $ 32,273    $ 27,335    $ 26,821
Gross profit                    2,209       4,770       4,653       4,459       4,648       5,846       4,091       2,149
Loss from
     continuing operations     (3,289)     (2,462)     (2,663)     (3,946)     (1,835)     (3,392)     (6,011)    (23,763)
Net loss from continuing
   operations per share:
   Basic and diluted         $  (0.24)   $  (0.18)   $  (0.19)   $  (0.28)   $  (0.13)   $  (0.24)   $  (0.42)   $  (1.67)


18.      SUBSEQUENT EVENTS

         During the first quarter of 2002, the Company consummated the sale of certain assets of AEG, Pan Am, TMWD and AGI as more thoroughly discussed in Note 15.

         On April 16, 2002, the Company agreed to sell substantially all of the assets of Eagle as discussed in Note 15.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999



                                                                 Additions
                                                           -------------------------
                                           Balance at      Charged to     Charged to                             Balance at
                                          Beginning of     Costs and         Other                                 End of
             Description                     Period         Expenses       Accounts            Deductions          Period
---------------------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS (a)
Year ended December 31, 2001                 $1,322         $  668      $    --                 $1,007            $  983
Year ended December 31, 2000                    959          1,175          (15)                   797             1,322
Year ended December 31, 1999                    671            671           99(c)                 482(b)            959

WARRANTY OBLIGATIONS (a)
Year ended December 31, 2001                  2,062            531           --                    406             2,187
Year ended December 31, 2000                  2,045            745           --                    728             2,062
Year ended December 31, 1999                  3,713            341       (1,525)(c)                484(b)          2,045



(a) Progression of account has been restated to exclude accounts associated with the discontinued operation

(b) Accounts deemed to be uncollectible

(c) Includes amounts purchased in business acquisition and sold in business divestiture

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported on Form 8-K, dated July 21, 2000, Ernst & Young ("E&Y") resigned as independent auditors of the Company. As reported on Form 8-K, dated January 17, 2001, the Company engaged Beard Miller Company LLP (formerly Beard & Company, Inc.) ("Beard"). The change in accountants was approved by the Board of Directors of the Company. The reports of E&Y on the Company's financial statements for the 1999 fiscal year did not contain an adverse opinion or a disclaimer of opinion. E&Y's report on the Company's 1999 consolidated financial statements was modified as to uncertainty by inclusion of an explanatory "going concern" paragraph resulting from the Company's recurring operating losses, highly leveraged position and deficiency in shareholders' equity.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of directors and executive officers of the Company at March 31, 2002. The Board of Directors of the Company consisted of two (2) members at March 31, 2002. Directors hold office until the earlier of their resignation or their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors. A summary of the background and experience of each of these individuals is set forth after the table.

          NAME                        AGE                        POSITION
          ----                        ---                        --------

George S. Hofmeister                  50             Chairman of the Board
Joseph Dominijanni                    45             President, Chief Executive Officer, Treasurer and Director
Jonathan K. Schoenike                 41             Secretary and General Counsel

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

         On February 15, 2002, J. Larry Powell resigned his position as Chief Operating Officer and Vice President - Sales and Marketing.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all annual and long-term compensation paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2001, 2000 and 1999.


                                                                                        Long Term
                                                                                       Compensation
                                                                                       ------------
                                               Annual Compensation ($)(1)               Awards (2)
                                         -----------------------------------           ------------                 All
                                                                                        Securities                 Other
      Name and                                                                          Underlying              Compensation
 Principal Position                     Year           Salary           Bonus           Options/SARs(#)            ($) (3)
 ------------------                     ----           ------           -----          ---------------          ------------

Joseph Dominijanni                      2001         250,000             --               --                      4,046(3)
   President, Chief Executive           2000              --             --               --                         --
Officer and
   Treasurer                            1999              --             --               --                         --

J. Larry Powell                         2001         207,173             --               --                      8,111(3)
   Chief Operating Officer and Vice     2000         208,157             --               --                      7,146(3)
   President-Sales and Marketing        1999         164,000         14,000               --                      7,092(3)

Jonathan K. Schoenike                   2001         165,400             --               --                      6,082(3)
   Secretary and                        2000         209,756             --               --                      5,817(3)
   General Counsel                      1999         163,375         14,000               --                      5,333(3)


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

OPTION GRANTS

         The Company issued options to purchase up to 40,000 and 45,000 shares of common stock to various officers, directors and employees of the Company or its subsidiaries during the fiscal years ended December 31, 2000 and 1999, respectively. The Company granted no stock options during the year ended December 31, 2001.

         The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 2001 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each Named Executive Officer.

                 AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND
                      OPTION VALUE AS OF DECEMBER 31, 2001

                                                                                                       VALUE OF
                                                                       NUMBER OF                      UNEXERCISED
                                                                      UNEXERCISED                    IN-THE-MONEY
                                    SHARES                           OPTIONS/SARS                   OPTIONS/SARS AT
                                  ACQUIRED ON      VALUE           AT FISCAL YEAR END(#)           FISCAL YEAR END($)(1)
                                                                   ---------------------           ---------------------
       NAME                       EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
       ----                       -----------   -----------   -----------   -------------     -----------   -------------

Joseph Dominijanni                        0             0         25,000              0            0               0
J. Larry Powell                           0             0         38,000         17,000            0               0
Jonathan K. Schoenike                     0             0         38,000         17,000            0               0


(1) Based on the average of reported bid and asked prices for the Common Stock on December 31, 2001.

EMPLOYMENT AGREEMENTS

         In 1998, the Company entered into employment agreements with Jonathan
K. Schoenike and J. Larry Powell for services as General Counsel and Vice President-Sales and Marketing, respectively. The agreements require Messrs. Schoenike and Powell to devote their full time to the Company in exchange for annual base salaries of $160,000 and $199,375, respectively, subject to annual increases. In addition, Messrs. Schoenike and Powell are entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plan in effect from time to time, and the Company will pay certain life insurance premiums and other benefits. The agreements expired in 2001. The Company has also entered into employment agreements with certain other officers and key employees.


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

         As of December 31, 2001, options to purchase a total of 642,000 shares of the Company's common stock were outstanding, including options issued pursuant to the Company's stock option plans described above and other options issued outside of the described stock option plans.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Audit Committee, which was comprised of Joseph Dominijanni at December 31, 2001, is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting controls, practices and policies.

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

DIRECTORS' TERMS AND COMPENSATION

         The Company's Board of Directors is currently comprised of two members. Each Director is elected for a period of one year at the Company's annual meeting of shareholders and serves until the earlier of his or her resignation or until his or her successor is duly elected and qualified. The Board of Directors did not meet during fiscal year ended December 31, 2001; however, all actions taken by the Board of Directors during the year were accomplished by means of unanimous written consent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of March 31, 2002, concerning the beneficial ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the Company's common stock, (ii) each Director and Named Executive Officer of the Company, and (iii) all Directors and Named Executive Officers of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by their respective spouses under applicable law.

                                                                                                 SHARES
                                                                                             BENEFICIALLY OWNED
                                                                                             ------------------
NAME OF BENEFICIAL OWNER(1)                                                         NUMBER                       PERCENT
---------------------------                                                         ------                       -------
AAP Holdings, Inc.                                                                7,548,633                      54.61%
George S. Hofmeister                                                              7,551,133(2)                   54.63%
Frank J. Amedia                                                                   2,453,626(3)                   17.75%
Amedia Family Limited Partnership                                                 1,500,000                      10.85%
Joseph Dominijanni                                                                   27,000(4)                        *
Jonathan K. Schoenike                                                                61,000(5)                        *
All directors and executive officers
  of the Company as a group (3 persons)                                           7,639,133(6)                   55.01%

*        Less than 1%

(1) The address of AAP Holdings, Inc. and George S. Hofmeister is 6500 Brooktree Road, Suite 102, Wexford, Pennsylvania 15090. The address of Frank J. Amedia and Amedia Family Limited Partnership is 13836 SW 67th Place, Miami, Florida 33158. The address of all other beneficial owners is c/o American Architectural Products Corporation, 860 Boardman - Canfield Road, Boca Building, Suite 107, Boardman, Ohio 44512.

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

(4) Includes 25,000 shares of common stock which are subject to unexercised options that were exercisable on March 31, 2002 or within sixty days thereafter.

(5) Includes 41,000 shares of common stock which are subject to unexercised options that were exercisable on March 31, 2002 or within sixty days thereafter.

(6) Includes 66,000 shares of common stock which are subject to unexercised options that were exercisable on March 31, 2002 or within sixty days thereafter as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. George S. Hofmeister, Chairman of the Board of Directors of the Company, is the controlling shareholder of the corporate parent of AAP Holdings, Inc., a Delaware corporation ("AAPH"). In 1999, the Company agreed to pay AAPH an acquisition consulting fee of 1.44% of the transaction price of each acquisition transaction consummated by the Company with respect to which AAPH or its affiliates provides acquisition consulting services. This agreement was discontinued in 2000. For purposes of calculating the acquisition fee, the transaction price means the aggregate amount of consideration paid by the Company or its affiliates for the acquisition in the form of cash, stock, stock options, warrants, debt instruments and other assumed liabilities. No acquisition consulting fees were paid in 1999. The Company paid AAPH fees of $200,000 for management fees and other transaction services provided in 1999. No such fees were paid to AAPH in 2000 or 2001.

         The Company contracts for air charter services at market rates with a company affiliated with AAPH and Mr. Amedia. The Company paid approximately $375,000 and $10,000 to this company for air charter services in 1999 and 2000, respectively. No air charter services were contracted in 2001.

         In October 1998, the Company entered into an operating lease at market rates with a company controlled by its majority shareholder and paid $150,000 under this lease during the year ended December 31, 1999.

         During the last quarter of 1998 and first quarter of 1999, the Company sold, at cost, approximately $100,000 of windows to Mr. Hofmeister. The Company sold approximately $238,000 in windows to Mr. Hofmeister in 2001. Approximately $220,000 related to the 2001 sales was remitted to the Company in 2002.

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

(b) REPORTS ON FORM 8-K

         The Company filed no current reports on Form 8-K during the fourth quarter of 2001.


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

3.24                Bylaws of Eagle Window & Door Center, Inc.                                                     G

3.25                Certificate of Incorporation of Weather-Seal Acquisition Corporation.                          G

3.26                Bylaws of Weather-Seal Acquisition Corporation                                                 G

4.1                 Form of American Architectural Products Corporation Common Stock Certificate                   E

4.2                 Indenture dated as of December 10, 1997 with respect to 11 3/4% Senior Notes due 2007 among American Architectural Products Corporation, as issuer, American Glassmith
                    Acquisition Corporation, BBPI Acquisition Corporation, DCI/DWC Acquisition
                    Corporation, Eagle & Taylor Company, Forte, Inc., Modern Window Acquisition
                    Corporation, Thermetic Glass, Inc., and Western Insulated Glass, Co., as subsidiary
                    guarantors, and United States Trust Company of New York, as trustee.                           D
4.3                 Amendment No. 1, dated as of April 15, 1998, to the Indenture dated as of December 10,
                    1997 with respect to 11 -3/4% Senior Notes due 2007.                                           H
4.4                 First Supplemental Indenture, dated as of April 15, 1998, by and among American
                    Architectural Products Corporation, Eagle & Taylor Company. Forte, Inc., Western
                    Insulated Glass, Co., Thermetic Glass, Inc., Binnings Buildings Products, Inc., Danvid
                    Window Company, American Glassmith Acquisition Corporation, Modern Window Acquisition
                    Corporation, VinylSource, Inc., AAPC One Acquisitions Corporation, AAPC Two
                    Acquisition Corporation, Eagle Window & Door Center, Inc., Weather-Seal Acquisition            H
                    Corporation and United States Trust Company of New York.

10.1                1992 Incentive Stock Option Plan.                                                              A

10.2                1996 Stock Option Plan.                                                                        C

10.3                Employment Agreement, dated September 30, 1998, between J. Larry Powell and American
                    Architectural Products Corporation.                                                            #

10.3a               Employment Agreement, dated September 30, 1998, between Jonathan K. Schoenike and
                    American Architectural Products Corporation.                                                   #

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

10.9                Registration Rights Agreement, dated as of July 31, 1998, by and between American
                    Architectural Products Corporation and Frank J. Amedia                                         #
10.10               Registration Rights Agreement, dated as of July 31, 1998 by and between American
                    Architectural Products Corporation and Miller Capital Group                                    #

10.11               Credit Agreement, dated as of June 12, 1998, by and among American Architectural
                    Products Corporation, Eagle & Taylor Company, Forte, Inc., Western Insulated Glass,
                    Co., Thermetic Glass, Inc., Binnings Building Products, Inc.  Danvid Window Company,
                    Modern Window Acquisition Corporation, American Glassmith Acquisition Corporation,
                    VinylSource, Inc., Weather-Seal Acquisition Corporation, Eagle Window & Door Center,
                    Inc., Denver Window Acquisition Corporation, AAPC One Acquisition Corporation, AAPC            J
                    Two Acquisition Corporation and the Institutions from time to time party hereto as
                    Lenders and BankBoston, N.A. as Agent.

10.11a              Amendment No. 1 to Credit Agreement, dated as of September 15, 1998, by and among
                    American Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.
                    Danvid Window Company, Modern Window Acquisition Corporation, American Glassmith
                    Acquisition Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
                    Eagle Window & Door Center, Inc., Denver Window Acquisition Corporation, AAPC One
                    Acquisition Corporation, AAPC Two Acquisition Corporation and the Institutions from            #
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.

10.11b              Amendment No. 2 to Credit Agreement, dated as of September 30, 1998, by and among
                    American Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.
                    Danvid Window Company, Modern Window Acquisition Corporation, American Glassmith
                    Acquisition Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
                    Eagle Window & Door Center, Inc., Denver Window Acquisition Corporation, AAPC One
                    Acquisition Corporation, AAPC Two Acquisition Corporation and the Institutions from            K
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.

10.11c              Amendment No. 3 to Credit Agreement, dated as of December 31, 1998, by and among
                    American Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.
                    Danvid Window Company, Modern Window Acquisition Corporation, American Glassmith
                    Acquisition Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
                    Eagle Window & Door Center, Inc., Denver Window Acquisition Corporation, AAPC One
                    Acquisition Corporation, AAPC Two Acquisition Corporation and the Institutions from            #
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.
10.11d              Amendment No. 4 to Credit Agreement, dated as of April 14, 1999, by and among American
                    Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western
                    Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.  Danvid
                    Window Company, Modern Window Acquisition Corporation, American Glassmith Acquisition
                    Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation, Eagle Window &
                    Door Center, Inc., Denver Window Acquisition Corporation, AAPC One Acquisition
                    Corporation, AAPC Two Acquisition Corporation and the Institutions from time to time           L
                    party hereto as Lenders and BankBoston, N.A. as Agent.
10.11e              Amendment No. 5 to Credit Agreement, dated as of May 13, 1999, by and among American
                    Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western
                    Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.  Danvid
                    Window Company, Modern Window Acquisition Corporation, American Glassmith Acquisition
                    Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation, Eagle Window &
                    Door Center, Inc., Denver Window Acquisition Corporation, AAPC One Acquisition
                    Corporation, AAPC Two Acquisition Corporation and the Institutions from time to time           L
                    party hereto as Lenders and BankBoston, N.A. as Agent.
10.11f              Amendment No. 6 to Credit Agreement, dated as of May 31, 1999, by and among American
                    Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western
                    Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.  Danvid
                    Window Company, Modern Window Acquisition Corporation, American Glassmith Acquisition
                    Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation, Eagle Window &
                    Door Center, Inc., Denver Window Acquisition Corporation, AAPC One Acquisition
                    Corporation, AAPC Two Acquisition Corporation and the Institutions from time to time           M
                    party hereto as Lenders and BankBoston, N.A. as Agent.
10.11g              Amendment No. 7 to Credit Agreement, dated as of June 29, 1999, by and among American
                    Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc., Western
                    Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.  Danvid
                    Window Company, Modern Window Acquisition Corporation, American Glassmith Acquisition
                    Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation, Eagle Window &
                    Door Center, Inc., Denver Window Acquisition Corporation, AAPC One Acquisition
                    Corporation, AAPC Two Acquisition Corporation and the Institutions from time to time           M
                    party hereto as Lenders and BankBoston, N.A. as Agent.

10.11h              Amendment No. 8 to Credit Agreement, dated as of October 15, 1999, by and among
                    American Architectural Products Corporation, Eagle & Taylor Company, Forte, Inc.,
                    Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building Products, Inc.
                    Danvid Window Company, Modern Window Acquisition Corporation, American Glassmith
                    Acquisition Corporation, VinylSource, Inc., Weather-Seal Acquisition Corporation,
                    Eagle Window & Door Center, Inc., Denver Window Acquisition Corporation, AAPC One
                    Acquisition Corporation, AAPC Two Acquisition Corporation and the Institutions from            N
                    time to time party hereto as Lenders and BankBoston, N.A. as Agent.

10.11i              Waiver and Amendment No. 9 to Credit Agreement, dated as of June 1, 2000, is entered           #
                    into by and among American Architectural Products Corporation, Eagle & Taylor Company,
                    Forte, Inc., Western Insulated Glass, Co., Thermetic Glass, Inc., Binnings Building
                    Products, Inc.  Danvid Window Company, Modern Window Acquisition Corporation, American
                    Glassmith, Inc., VinylSource, Inc., American Weather-Seal Company, Eagle Window & Door
                    Center, Inc., Denver Window Company, AAPC One Acquisition Corporation, AAPC Two
                    Acquisition Corporation and the Institutions from time to time party hereto as Lenders and BankBoston, N.A. as Agent.

10.12               Revolving Credit and Term Loan Agreement, dated as of December 14, 2000, by and among          #
                    American Architectural Products Corporation, AAPC One Acquisition Corporation, AAPC
                    Two Acquisition Corporation, AAPC Three Acquisition Corporation, AAPC Four Acquisition
                    Corporation, AAPC Five Acquisition Corporation, AAPC Six Acquisition Corporation,
                    American Glassmith Inc., American Weather-Seal Company, Binnings Building Products,
                    Inc., Danvid Window Company, Denver Window Company, Eagle and Taylor Company, Eagle
                    Window and Door Center, Inc., Forte, Inc., Modern Window Corporation, Thermetic Glass,
                    Inc., VinylSource, Inc., and WIG Liquidation Company and the financial institutions from time to time party hereto including the CIT Group/Business Credit and CIT as agent for the lenders.

10.12a              Amendment No. 1 and Waiver to Revolving Credit and Term Loan Agreement dated as of             #
                    September 16, 2001 among American Architectural Products Corporation, Fortified Window
                    and Door Company f.k.a. AAPC One Acquisition Corporation, AAPC Two Acquisition
                    Corporation, AAPC Three Acquisition Corporation, AAPC Four Acquisition Corporation,
                    AAPC Five Acquisition Corporation, AAPC Six Acquisition Corporation, American
                    Glassmith, Inc., American Weather-Seal Company, Binnings Building Products, Inc.,
                    Danvid Window Company, Denver Window Company, Eagle and Taylor Company, Eagle Window
                    and Door Center, Inc., Forte, Inc., Modern Window Corporation, Thermetic Glass, Inc.,
                    VinylSource, Inc., WIG Liquidation Company, each as debtor and debtor-in-possession and certain of the financial institutions parties to the Existing Credit Agreement and the CIT Group Business Credit, Inc. as agent.

10.12b              Amendment No. 2 and Waiver to Revolving Credit and Term Loan Agreement dated as of             O
                    April 5, 2002, among American Architectural Products Corporation, Fortified Window and
                    Door Company f.k.a. AAPC One Acquisition Corporation, AAPC Two Acquisition
                    Corporation, AAPC Three Acquisition Corporation, AAPC Four Acquisition Corporation,
                    AAPC Five Acquisition Corporation, AAPC Six Acquisition Corporation, American
                    Glassmith, Inc., American Weather-Seal Company, Binnings Building Products, Inc.,
                    Danvid Window Company, Denver Window Company, Eagle and Taylor Company, Eagle Window
                    and Door Center, Inc., Forte, Inc., Modern Window Corporation, Thermetic Glass, Inc.,
                    VinylSource, Inc., WIG Liquidation Company, each as debtor and debtor-in-possession and certain of the financial institutions parties to the Existing Credit Agreement and the CIT Group Business Credit, Inc. as agent.

10.13               Lease agreement dated December 10, 1999 between Otto A, LLC and Eagle Window and Door,         #
                    Inc.

10.14               Asset Purchase Agreement dated December 31, 2001 among American Architectural Products         *
                    Corporation, American Weather-Seal Co. and Profile Group, LLC.

10.15               Asset Sale Agreement between Binnings Acquisition Corporation and American Architectural       *
                    Products Corporation and Binnings Building Products, Inc. dated as of December 19, 2001.

10.16               Asset Purchase Agreement between and among American Glassmith, Inc., American Architectural    *
                    Products Corporation, Arch Ohio, Inc. and Arch Aluminum and Glass Company, Inc. dated
                    February 8, 2002.

21                  Subsidiaries of American Architectural Products Corporation                                    *

23.1                Consent of Ernst & Young LLP                                                                   *

23.2                Consent of Beard Miller Company LLP


*                   Filed herewith.

#                   Previously filed.

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

K Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998.

L Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed May 14, 1999.

M Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed August 13, 1999.

N Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed November 15, 1999.

O Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed May 21, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN ARCHITECTURAL PRODUCTS CORP.



May 22, 2002                             By: /s/ Joseph Dominijanni
                                             --------------------------------
                                         Joseph Dominijanni
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                    TITLE                                                 DATE
           ---------                                    -----                                                 ----


/s/ George S. Hofmeister
------------------------------------        Chairman of the Board of Directors                          May 22, 2002
George S. Hofmeister

/s/ Joseph Dominijanni
------------------------------------        President, Chief Executive Officer and Director             May 22, 2002
Joseph Dominijanni                          (Principal Executive Officer)
