Form 10-Q
period 2002-03-31
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-07-26
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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


             860 Boardman - Canfield Road, Boca Building, Suite 107
                               Boardman Ohio 44512
                    (Address of principal executive offices)

                                 (330) 965-9910
              (Registrant's telephone number, including area code)

                                 Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $.001 par value, 13,821,616 shares outstanding at June 30,
2002

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                  Consolidated Balance Sheets - December 31, 2001 and March 31, 2002
                  Consolidated Statements of Operations - Three months ended March 31, 2001 and 2002
                  Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2002
                  Notes to Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                               (Unaudited)
                                                                March 31,  December 31,
                                                                  2002         2001
                                                                --------     --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $  2,420     $  2,762
   Accounts receivable, less allowance
     for doubtful accounts of $1,555 and $983                     11,665       12,402
   Inventories                                                     6,413        6,148
   Prepaid expenses and other current assets                       1,114        1,329
   Assets held for sale                                           25,402       35,500
                                                                --------     --------
TOTAL CURRENT ASSETS                                              47,014       58,141
                                                                --------     --------
PROPERTY AND EQUIPMENT
   Land and improvements                                           1,105        1,105
   Buildings and improvements                                      9,438        9,412
   Machinery, tools and equipment                                 15,460       15,401
   Computers and office equipment                                  2,696        2,830
   Construction in Progress                                          486          121
                                                                --------     --------
                                                                  29,185       28,869
   Less accumulated depreciation                                 (10,073)      (9,509)
                                                                --------     --------
NET PROPERTY AND EQUIPMENT                                        19,112       19,360
                                                                --------     --------
OTHER
   Cost in excess of net assets acquired, net
     of accumulated amortization of $2,484                         8,670        8,670
   Other, net of accumulated amortization of $1,014 and $717       3,519        1,867
                                                                --------     --------
TOTAL OTHER ASSETS                                                12,189       10,537
                                                                --------     --------
                                                                $ 78,315     $ 88,038
                                                                ========     ========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                              DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                     (Unaudited)
                                                                      March 31,   December 31,
                                                                        2002          2001
                                                                     ---------     ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Debtor-in-possession revolving credit and term loan               $  17,100     $  18,583
   Accounts payable - trade                                              5,394         3,304
   Accrued Expenses
     Compensation and related benefits                                   1,134         1,185
     Current portion of warranty obligations                               583           973
     Other                                                               2,310         1,434
   Liabilities held for sale                                             8,863        14,446
                                                                     ---------     ---------
TOTAL CURRENT LIABILITIES                                               35,384        39,925
Accrued warranty obligations, less current portion                       1,609         1,214
Other                                                                    2,473         2,264
Liabilities subject to compromise                                      159,308       159,360
                                                                     ---------     ---------
TOTAL LIABILITIES                                                      198,774       202,763
                                                                     ---------     ---------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                           --            --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                           --            --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 issued; 13,821,616 shares outstanding           14            14
   Additional paid-in capital                                            9,142         9,142
   Treasury stock, at cost                                                (100)         (100)
   Retained deficit                                                   (129,515)     (123,781)
                                                                     ---------     ---------
TOTAL STOCKHOLDERS' DEFICIT                                           (120,459)     (114,725)
                                                                     ---------     ---------
                                                                     $  78,315     $  88,038
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

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              (Unaudited)
                                                           Three months ended
                                                               March 31,
                                                        ---------------------
                                                            2002         2001
                                                        --------     --------

Net Sales                                               $ 21,661     $ 19,943
Cost of Sales                                             18,365       17,798
                                                        --------     --------
GROSS PROFIT                                               3,296        2,145
Selling Expense                                            2,293        2,109
General and Administrative Expenses                        2,107        2,357
                                                        --------     --------
OPERATING LOSS FROM CONTINUING OPERATIONS                 (1,104)      (2,321)
                                                        --------     --------
Other Income (Expense)
   Interest expense, net                                    (291)        (527)
   Miscellaneous                                              60           14
   Reorganization Costs                                     (854)        (646)
                                                        --------     --------
Total Other Expense                                       (1,085)      (1,159)
                                                        --------     --------
LOSS FROM CONTINUING OPERATIONS                           (2,189)      (3,480)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                (3,545)         246
                                                        --------     --------
NET LOSS                                                $ (5,734)    $ (3,234)
                                                        ========     ========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Continuing operations                                $  (0.15)    $  (0.25)
   Discontinued operations                                 (0.26)        0.02
                                                        --------     --------
BASIC AND DILUTED NET LOSS PER COMMON SHARE             $  (0.41)    $  (0.23)
                                                        ========     ========



          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            (Unaudited)
                                                                         Three months ended
                                                                             March 31,
                                                                         2002        2001
                                                                       -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                        $(2,189)    $(3,480)
Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities before reorganization costs:
     Depreciation                                                          616         880
     Amortization                                                           59         470
     Reorganization costs                                                  854         646
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                (2,290)     (1,371)
     Advances to affiliates classified as discontinued operations         (173)        (34)
     Inventories                                                          (265)        (55)
     Prepaid and other current assets                                     (366)       (366)
     Other assets                                                         (273)         --
     Accounts payable                                                    1,266       1,798
     Accrued expenses and other liabilities                                614         381
     Liabilities subject to compromise                                     298      (1,805)
                                                                       -------     -------
NET CASH USED IN CONTINUING OPERATIONS
     BEFORE REORGANIZATION COSTS AND DISCONTINUED OPERATIONS            (1,849)     (2,936)
NET CASH USED FOR REORGANIZATION COSTS                                    (854)       (646)
                                                                       -------     -------
NET CASH USED FOR CONTINUING OPERATIONS                                 (2,703)     (3,582)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                             2,012         239
                                                                       -------     -------
NET CASH USED IN OPERATING ACTIVITIES                                     (691)     (3,343)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                   (358)       (110)
     Proceeds from the sale of property and equipment                      156          --
                                                                       -------     -------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS            (202)       (110)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED
OPERATIONS                                                               2,060      (1,317)
                                                                       -------     -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      1,858      (1,427)
                                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings on revolving line of credit            (1,482)      6,289
                                                                       -------     -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING
     OPERATIONS                                                         (1,482)      6,289
NET CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS           (27)        (55)
                                                                       -------     -------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (1,509)      6,234
                                                                       -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (342)      1,464
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,762         158
                                                                       -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 2,420     $ 1,622
                                                                       =======     =======


          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

American Architectural Products Corporation (AAPC or the Company) is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly-owned subsidiaries, Eagle & Taylor Company (ETC - formerly known as American Architectural Products, Inc., AAP), Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern), and American Weather-Seal Company (Weather-Seal). Denver Window Corporation (Denver) was a subsidiary at March 31, 2001 and was sold in September 2001. TM Window and Door (TMWD) was a subsidiary at December 31, 2001 and, together with the Binnings Pan American division of Binnings (Pan Am) was sold in February 2002. American Glassmith Corporation (American Glassmith) was also a subsidiary at December 31, 2001 and was sold in March 2002.

The Company adopted the provisions of the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets issued in August 2001. In conjunction with the adoption of SFAS No. 144, the Company has classified all of the operations discussed in Note 7 as discontinued operations in the accompanying financial statements and, accordingly, unless otherwise stated, the accompanying notes for all years presented exclude the amounts related to these discontinued operations.

As a result of its discontinuance of its extrusion segment in 2001, the Company now operates in one business segment, residential fenestration products. The products include a variety of window and door products manufactured for use in homes and light commercial businesses and consist primarily of aluminum and vinyl windows and doors.

On January 1, 2002 the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company ceased amortization of goodwill on January 1, 2002 and will review goodwill for impairment at least annually.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto of the Company for the year ended December 31, 2001 included in the annual report on Form 10-K.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform with current period presentation.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to October 19, 2002 during which the Company has the exclusive right to file a reorganization plan.

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses of $24.7, $42.4 million, and $47.1 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 through December 1, 2001 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

Liabilities subject to compromise in the consolidated balance sheet consist of the following items (in thousands):

                                               March 31,      December 31,
                                                 2002            2001
                                               --------        --------
Accounts payable                               $  8,294        $  8,318
Accrued interest payable                         17,299          17,299
Accrued liabilities                               1,188           1,188
Debt                                            132,527         132,557
                                               --------        --------

Total liabilities subject to compromise        $159,308        $159,360
                                               ========        ========

Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $3.8 million and $3.9 million for the three months ended March 31, 2002 and 2001, respectively.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a lender (the DIP Facility) which expires upon either the effective date of the plan of reorganization or forty-five days after the filing date if the final financing order has not been duly entered on or prior to such date, but no later than two years from entry date of the interim financing order entered on docket of bankruptcy case. The credit is secured by certain accounts receivable, inventories and property and equipment of the Company. This facility consists of up to a $29 million line of credit, including a $5 million subfacility for issuance of letters of credit, and a multiple draw term loan in an aggregate principal amount not to exceed $10 million. Interest is payable on a monthly basis based upon the interest rate applicable to the line of credit and the term loan of the prime rate plus .75% and 1.5% respectively. By agreement, the facility has a commitment fee on unused portions of .5% at March 31, 2002. At March 31, 2002, the interest rate was 5.5% on the line of credit and 6.25% on the term loan, with aggregate availability of $4.3 million under the facility. This facility has priority in the bankruptcy proceeding.

The DIP Facility requires the Company to meet a number of covenants which include minimum quarterly earnings before interest, taxes, depreciation, amortization and certain non-cash gains and losses as defined in the credit agreement (EBITDA) and minimum fixed charge coverage ratios. As discussed in
Note 7, proceeds from the sale of Eagle were used to pay off the outstanding balance of the DIP Facility during the second quarter of 2002.

Outstanding balances (in thousands) are as follows:

                                              March 31,         December 31,
                                                2002                2001
                                           -------------       -------------

              Line of credit               $      11,330       $      12,199
              Term loan                            5,770               6,384
                                           -------------       -------------
                                           $      17,100       $      18,583
                                           =============       =============
Reorganization Costs

The amounts reflected as reorganization costs in the consolidated statement of operations consist primarily of professional fees for the three months ended March 31, 2002 and 2001.

3.       INVENTORIES

Inventories consisted of the following (in thousands):

                                                March 31,        December 31,
                                                  2002              2001
                                                 ------            ------

             Finished goods                      $1,255            $  873
             Work-in-process                        909               898
             Raw materials                        4,249             4,377
                                                 ------            ------
                                                 $6,413            $6,148
                                                 ======            ======

4.       NET LOSS PER SHARE

Basic and diluted loss per common share amounts were computed by dividing net loss by the weighted average number of common shares outstanding. A summary of the basic and diluted loss per share amounts is as follows:

                                                    Three months ended
                                                         March 31,
                                               ---------------------------
                                                 2002               2001
                                               --------           --------
                                           (In Thousands, Except Per Share Data)
NET INCOME (LOSS)
Continuing operations                          $ (2,189)          $ (3,480)
Discontinued operations                          (3,545)               246
                                               --------           --------
                                               $ (5,734)          $ (3,234)
                                               ========           ========
SHARES
Basic and diluted                                13,822             13,822
PER COMMON SHARE - BASIC AND DILUTED
Continuing operations                          $  (0.15)          $  (0.25)
Discontinued operations                           (0.26)               .02
                                               --------           --------
                                               $  (0.41)          $  (0.23)
                                               ========           ========

For all periods presented, certain common stock equivalents were excluded from the computation of diluted net loss per share since their inclusion in the computation would have an anti-dilutive effect.

5.       COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2002 and 2001, comprehensive income for the Company did not differ from net income.

6.       INCOME TAXES

The Company established a full valuation allowance on its income tax benefit for the three months ended March 31, 2002 and 2001.

7.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte. The Company discontinued manufacturing operations at Forte in May 2000. In April 2002, the Company agreed to sell the remaining property for approximately $375,000 less certain selling costs provided certain conditions are met and subject to Bankruptcy Court approval. The Company recorded a loss on disposal of $437,000 at March 31, 2002 to write down the recorded value of this property to the estimated fair value based on the selling price.

In January 2001, the Company announced the discontinuance of its Eagle Window and Door Center, Inc. (EWDC) operations. The Company substantially completed its plan to exit this business in December 2001.

On January 31, 2002 the Company completed the sale of Weather-Seal's aluminum extrusion operations (the Aluminum Extrusion Group or AEG) for $1.5 million cash and the assumption of certain post-petition liabilities.

On February 15, 2002, the Company completed the sale of certain assets of the Binnings Pan American (BPA) and TM Window and Door (TM) divisions of Binnings for $500,000 cash, a $1.7 million note receivable and the assumption of certain liabilities. AEG and a portion of BPA comprised the Company's extrusion segment. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry. These businesses supplied a portion of the raw materials used in the manufacture of windows by the Company. The consummation of these transactions completes the Company's exit from the extrusion segment.

On March 22, 2002, the Company completed the sale of certain assets of American Glassmith (AGI) for $350,000 cash and the assumption of post-petition liabilities.

On May 6, 2002, the Company completed the sale of ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company (collectively, "Eagle") as more thoroughly discussed in Note 8.

In July 2002, the Company signed an agreement to sell substantially all of the assets of Thermetic (TGI) for $1.3 million, the assumption of post-petition liabilities subject to a working capital adjustment. The agreement requires Bankruptcy Court approval. The Company expects to close this transaction during the third quarter of 2002. The Company recorded an impairment charge of $840,000 at March 31, 2002 based on the expected proceeds from the sale. This charge is recognized as a loss on disposal.

The results of operations for AEG, BPA, TM, AGI, Eagle, TGI, EWDC and Forte have been presented as discontinued operations in the accompanying financial statements for all periods. The Company did not recognize income tax benefits on the losses from discontinued operations. Net sales and net losses from discontinued operations before inter-company eliminations by segment for each period consist of the following (in thousands):


                                                           THREE MONTHS ENDED MARCH 31, 2002
                        -----------------------------------------------------------------------------------------------------------
                                                EXTRUSION
                                        BPA     SEGMENT          BPA                                          FORTE &
                           AEG       EXTRUSION  SUB-TOTAL    RESIDENTIAL    TM       AGI     EAGLE      TGI    EWDC         TOTAL
                        --------------------------------  -------------------------------------------------------------------------

Net Sales                $    874   $    419   $  1,293   $  2,829   $  1,158   $  1,137   $ 16,292  $  1,198   $      5   $ 23,912
                                                                                                                ========   ========

Income (loss) from
  operations             $   (409)  $   (267)  $   (676)  $ (1,582)  $   (393)  $   (411)  $  1,295  $   (163)  $    (57)  $ (1,987)
Gain (loss) on disposal      (144)        --       (144)      (222)      (246)       358         --      (840)      (464)    (1,558)
                                                                                                                --------   --------

Income (loss) from
  discontinued
  operations             $   (553)  $   (267)  $   (820)  $ (1,804)  $   (639)  $    (53)  $  1,295  $ (1,003)  $   (521)  $ (3,545)
                                                                                                                ========   ========


                                                          THREE MONTHS ENDED MARCH 31, 2001
                        -----------------------------------------------------------------------------------------------------------
                                                EXTRUSION
                                        BPA     SEGMENT          BPA                                          FORTE &
                           AEG       EXTRUSION  SUB-TOTAL    RESIDENTIAL    TM     AGI     EAGLE      TGI      EWDC     TOTAL
                        --------------------------------  -------------------------------------------------------------------------

Net Sales                  $3,193     $1,153    $4,424       $8,390      $2,536  $1,669   $18,749  $   977     $230   $36,897
                        ================================  =====================================================================

Income (loss) from
  operations               $ (604)    $  173    $ (431)      $ (199)     $   67  $ (146)  $ 1,198  $  (154)    $(89)  $   246
Gain (loss) on disposal        --         --        --           --          --      --        --       --      --         --
                        --------------------------------  ---------------------------------------------------------------------

Income (loss) from
  Discontinued
operations                 $ (604)    $  173    $ (431)      $ (199)     $   67  $ (146)  $ 1,198  $  (154)    $(89)  $   246
                        ================================  =====================================================================

Certain assets and liabilities of AEG, BPA, TM, AGI, Eagle, TGI, EWDC, and Forte are classified as assets held for sale and liabilities held for sale, respectively in the accompanying consolidated balance sheets. A summary of the assets and liabilities held for sale of the discontinued businesses is as follows (in thousands):

                                                                            MARCH 31, 2002
                                                              --------------------------------------------
                                                                            FORTE &
                                                                EAGLE        EWDC         TGI       TOTAL
                                                              --------------------------------------------

Accounts receivable - net                                      $ 7,748     $    --     $   481     $ 8,229
Inventories                                                      6,051          --         758       6,809
Property and equipment                                           5,705         360         412       6,477
Cost in excess of net assets acquired                            2,036          --          --       2,036
Other                                                              492          --          18         510
                                                              --------------------------------------------

ASSETS HELD FOR SALE                                           $22,032     $   360     $ 1,669     $24,061
                                                              ============================================

Accounts payable - trade                                       $ 1,490      $   --     $   184     $ 1,674
Accrued expenses                                                 6,661          --         185       6,846
Capital Lease Obligations                                          343          --          --         343
                                                              --------------------------------------------

LIABILITIES HELD FOR SALE                                      $ 8,494      $   --     $   369     $ 8,863
                                                              ============================================

                                                                        DECEMBER 31, 2001
                                     -----------------------------------------------------------------------------------------
                                                                                              FORTE &
                                          AEG          BPA        TM        AGI       EAGLE     EWDC       TGI       TOTAL
                                     -----------------------------------------------------------------------------------------

Accounts receivable - net                $  718      $   200      $ 300       $ --   $ 8,057     $  --     $  502    $ 9,777
Inventories                               1,141        3,391         39        128     6,730        --        765     12,194
Property and equipment                       80          211        813        456     5,614       823      1,251      9,248
Cost in excess of net assets acquired        --           --         --         --     2,036        --         --      2,036
Other                                        --           55         --         29       648        --         --        732
                                     -----------------------------------------------------------------------------------------

ASSETS HELD FOR SALE                     $1,939       $3,857     $1,152       $613   $23,085     $ 823     $2,518    $33,987
                                     =========================================================================================

Accounts payable - trade                 $  203       $1,625       $430       $191    $2,017     $  --     $  142     $4,608
Accrued expenses                            182        1,781        687        119     6,562        --        224      9,555
Capital lease obligations                    --           --         --         --       283        --         --        283
                                     -----------------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE                $  385       $3,406     $1,117       $310    $8,862     $  --     $  366    $14,446
                                     =========================================================================================


As part of the agreement on the sale of Taylor Building Products, Inc. in December 1999, the Company retained the real property which has a book value of $1.3 million at March 31, 2002 and December 31, 2001. However, the buyer is required to purchase the property within a period not to exceed nineteen months from the closing date, provided certain conditions are met. The obligation of the buyer to purchase the real property is currently being contested.

In February 2002, Weather-Seal sold it administrative office building for approximate book value of $156,000. This property was classified as held for sale at December 31, 2001.

8.       SUBSEQUENT EVENT

On May 6, 2002 the Company completed the sale of Eagle for $63.5 million and the assumption of certain liabilities, resulting in a $47.8 million gain. A portion of the proceeds from the sale were used to repay the outstanding loan on the Company's DIP facility.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approved an extension to October 19, 2002, during which the Company has the exclusive right to file a reorganization plan..

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses of $24.7, $42.4 million, and $47.1 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 through December 1, 2001 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company's significant accounting policies are described in Note 1 of the Consolidated Financial Statements included in the 2001 Annual Report. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgements by management. Unless otherwise noted, the Company has not made any changes in estimates or assumptions since December 31, 2001 that had a significant effect on the reported amounts.

Accounting for Contingencies
The Company accrues for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," or when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating any amount of potential loss. The most important contingencies affecting the Company's financial statements include the establishment and assessment of the allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty reserves and litigation accruals.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical operating results or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative industry or economic trends.

Restructuring Activities
The Company accrues the cost of restructuring activities in accordance with Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," depending upon the facts and circumstances surrounding the situation. Management exercises judgment in estimating the total costs of each of these activities. As the Company implements restructuring activities, the actual costs may differ from the estimated costs due to changes in the facts and circumstances that were not foreseen at the time of the initial assessment.

Accounting Change
On January 1, 2002 the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company ceased amortization of goodwill on January 1, 2002 and will review goodwill for impairment at least annually.

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

DISCONTINUED OPERATIONS

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte. The Company discontinued manufacturing operations at Forte in May 2000. In April 2002, the Company agreed to sell the remaining property for approximately $375,000 less certain selling costs provided certain conditions are met and subject to Bankruptcy Court approval.

In January 2001, the Company announced the discontinuance of its EWDC operations. The Company substantially completed its plan to exit this business in December 2001.

In December 2001, the Company agreed to sell certain assets of Weather-Seal's aluminum extrusion operations (the Aluminum Extrusion Group or AEG) for $1.5 million cash. The Company completed this sale on January 31, 2002. Also, in December 2001, the Company entered into an agreement to sell certain assets of the Binnings Pan American (BPA) and TM Window and Door (TM) divisions of Binnings for $500,000 cash, a $1.7 million note receivable and the assumption of certain liabilities. This transaction closed February 15, 2002. AEG and a portion of Pan Am comprised the Company's extrusion segment. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry. These businesses supplied a portion of the raw materials used in the manufacture of windows by the Company. The consummation of these transactions completes the Company's exit from the extrusion segment.

In February 2002, the Company signed an agreement to sell substantially all of the assets of American Glassmith (AGI) for $350,000 cash and the assumption of post-petition liabilities. This sale was completed on March 22, 2002.

On May 6, 2002, the Company sold ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company (collectively, "Eagle"), for approximately $63.5 million.

In July 2002, the Company signed an agreement to sell substantially all of the assets of Thermetic (TGI) for $1.3 million, the assumption of post-petition liabilities subject to a working capital adjustment. The agreement requires Bankruptcy Court approval. The Company expects to close this transaction during the third quarter of 2002. The Company recorded an impairment charge of $840,000 at March 31, 2002 based on the expected proceeds from the sale. This charge is recognized as a loss on disposal.

The results of operations for AEG, Pan Am, TM, AGI, Eagle, TGI, EWDC and Forte have been presented as discontinued operations in the accompanying financial statements for all periods. Therefore, the following discussion and analysis refer only to continuing businesses of the Company.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Sales. Net sales for the three months ended March 31, 2001 were $21.7 million as compared with $19.9 million for the three months ended March 31, 2001. The increase of $1.8 million results from a $2.9 million increase in sales at the Company's southwestern window manufacturer due to increased volumes over the same period of the prior year. This increase was partially offset by a decrease in sales as a result of the Company's shutdown of its Ottawa, Ohio window manufacturing facility in April 2001.

Gross Profit. Gross profit increased $1.2 million to $3.3 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. This increase is partially due to the increase in sales volumes at the Company's southwest window manufacturing plant and the shutdown of the Ottawa, Ohio window manufacturing facility. The gross margin for the three months ended March 31, 2002 was 16.5% compared to 10.8% for the three months ended March 31, 2002. The increase in gross margin reflects the gross profit improvement realized as a result of the Ottawa shutdown.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 were $4.4 million compared to $4.5 million for the comparable period in 2001. The Ottawa plant shutdown resulted in some decreased selling costs. Additionally, the remaining Ohio window operations experienced declining general and administrative costs as a result of cost reduction activities taken.

Operating (Loss) from Continuing Operations. The Company had a loss from continuing operations for the three months ended March 31, 2002 of $1.1 million, compared to a loss from continuing operations of $2.3 million for the three months ended March 31, 2001 primarily due to improved gross profit as discussed above.

Interest Expense. Interest expense decreased from $0.5 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2001 due to lower interest rates on the Company's DIP facility.

Reorganization Costs. In conjunction with the filing, the Company recognized reorganization costs of $0.9 million during the three months ended March 31, 2002 and $0.6 million during the same period in 2001. These costs consists primarily of professional fees related to the Bankruptcy.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended March 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are for debt service requirements under the 1997 $125 million, 11 3/4%

Senior Notes (Notes), the note issued in connection with the Weather-Seal acquisition, the DIP facility and for working capital needs and capital expenditures. The Company's annual principal and interest debt service requirements, including capital lease obligations, remain uncertain until a plan of reorganization is filed and approved by the Bankruptcy Court.

Cash used in continuing operations was $2.7 million and $3.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash used in operations for 2002 since the prior year primarily due to improved operating results over the same period of the prior year.

Capital expenditures for the three months ended March 31, 2002 and 2001 were $0.2 million and $0.1 million, respectively. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities.

Net activity on the Company's line of credit resulted in net repayments of $1.5 million during the three months ended March 31, 2002 as compared with net borrowings of $6.3 million during the three months ended March 31, 2001.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in short term interest rates related to its DIP facility. If the market rates for short term borrowings increased by 1%, the impact would be an interest expense increase of $44,600 with a corresponding increase in loss before taxes of the same amount, for the three months ended March 31, 2002. The amount was determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and debt balances at March 31, 2002 by category.

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

Not Applicable

Item 5.  OTHER INFORMATION

Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          None

(b)       Reports on Form 8-K

          During the first quarter of 2002, the company filed no current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: July 26, 2002                    /s/ Joseph Dominijanni
                                       ----------------------------------------
                                       Joseph Dominijanni
                                       President & Chief Executive Officer