Form 10-Q
period 2002-06-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-08-21
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002



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

         Common stock, $.001 par value, 13,821,616 shares outstanding at July 31, 2002

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX



Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
               Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 Consolidated Statements of Operations - Three and six months ended June 30, 2002 and 2001
               Consolidated Statements of Cash Flows - Six months ended June 30,
                  2002 and 2001
               Notes to Consolidated Financial Statements

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


SIGNATURES

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                  (Unaudited)
                                                    June 30        December 31,
                                                      2002            2001
                                                    --------        --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                        $ 44,761        $  2,762
   Accounts receivable, less allowance
     for doubtful accounts of $35 and $619               251           5,972
   Prepaid expenses and other current assets           1,132             964
   Assets held for sale                               41,244          76,622
                                                    --------        --------
TOTAL CURRENT ASSETS                                  87,388          86,320
                                                    --------        --------
PROPERTY AND EQUIPMENT
   Land and improvements                                 115             115
   Buildings and improvements                            910           1,144
   Machinery, tools and equipment                         --              36
   Computers and office equipment                        251             248
                                                    --------        --------
                                                       1,276           1,543
   Less accumulated depreciation                        (394)           (496)
                                                    --------        --------
NET PROPERTY AND EQUIPMENT                               882           1,047

OTHER                                                  2,309             671
                                                    --------        --------

                                                    $ 90,579        $ 88,038
                                                    ========        ========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                      (Unaudited)
                                                                        June 30,      December 31,
                                                                          2002            2001
                                                                       ---------       ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                            $   1,663       $     763
   Accrued Expenses
     Compensation and related benefits                                        69             289
     Other                                                                 1,306           1,284
   Liabilities held for sale                                              11,393          22,337
   Debtor-in-possession revolving credit and term loan                        --          18,583
                                                                       ---------       ---------
TOTAL CURRENT LIABILITIES                                                 14,431          43,256
Other                                                                        236             147
Liabilities subject to compromise                                        159,306         159,360
                                                                       ---------       ---------
TOTAL LIABILITIES                                                        173,973         202,763
                                                                       ---------       ---------
STOCKHOLDERS' DEFICIT
   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                             --              --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                             --              --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 issued; 13,821,616 shares outstanding             14              14
   Additional paid-in capital                                              9,142           9,142
   Treasury stock, at cost                                                  (100)           (100)
   Retained deficit                                                      (92,450)       (123,781)
                                                                       ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                                              (83,394)       (114,725)
                                                                       ---------       ---------
                                                                       $  90,579       $  88,038
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

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     (Unaudited)                   (Unaudited)
                                                  Three months ended            Six months ended
                                                       June 30,                      June 30,
                                                -----------------------       -----------------------
                                                  2002           2001           2002           2001
                                                --------       --------       --------       --------
RESULTS OF DISCONTINUED OPERATIONS
Net Sales                                       $ 29,350       $ 25,883       $ 51,011       $ 45,826
Cost of Sales                                     23,792         21,434         42,157         39,232
                                                --------       --------       --------       --------
GROSS PROFIT                                       5,558          4,449          8,854          6,594
Selling Expense                                    2,676          2,533          4,970          4,642
Impairment Charge                                  8,670             --          8,670             --
General and Administrative Expenses                1,114          1,365          2,407          2,914
Other (Income) Expense                               (14)            83             23              4
                                                --------       --------       --------       --------
INCOME (LOSS) BEFORE RESULTS OF
  DISPOSED OPERATIONS                             (6,888)           468         (7,216)          (966)
INCOME FROM DISPOSED
   OPERATIONS                                     45,774          1,698         42,229          1,944
                                                --------       --------       --------       --------
INCOME FROM
   DISCONTINUED OPERATIONS                        38,886          2,166         35,013            978

RESULTS OF CONTINUING OPERATIONS
Corporate General and Administrative
   and Other Expenses                                985          1,010          1,731          1,917
Interest expense, net                                109            542            371          1,037
Reorganization Costs                                 726          2,445          1,580          3,090
                                                --------       --------       --------       --------
LOSS FROM CONTINUING OPERATIONS                   (1,820)        (3,997)        (3,682)        (6,044)
                                                --------       --------       --------       --------
NET INCOME (LOSS)                               $ 37,066       $ (1,831)      $ 31,331       $ (5,066)
                                                ========       ========       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                              13,822         13,822         13,822         13,822
                                                ========       ========       ========       ========

BASIC AND DILUTED INCOME (LOSS) PER
   COMMON SHARE
   Discontinued operations                      $   2.81       $   0.16       $   2.53       $   0.07
   Continuing operations                           (0.13)         (0.29)         (0.26)         (0.44)
                                                --------       --------       --------       --------
BASIC AND DILUTED NET INCOME (LOSS)
   PER COMMON SHARE                             $   2.68       $  (0.13)      $   2.27       $  (0.37)
                                                ========       ========       ========       ========




          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    (Unaudited)
                                                                                 Six months ended
                                                                                      June 30,
                                                                                 2002           2001
                                                                               --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                $ (3,682)      $ (6,044)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Depreciation                                                                    37            112
     Amortization                                                                    --            476
     Provision for reorganization costs                                              --          1,140
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                             (9)          (398)
     Prepaid and other current assets                                              (475)           133
     Other assets                                                                  (442)            --
     Accounts payable                                                               393            (87)
     Accrued expenses and other liabilities                                          39            338
     Liabilities subject to compromise                                              (54)        (2,394)
                                                                               --------       --------
NET CASH USED FOR OPERATIONS BEFORE DISCONTINUED OPERATIONS                      (4,193)        (6,724)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                      1,334          3,388
                                                                               --------       --------
NET CASH USED IN OPERATING ACTIVITIES                                            (2,859)        (3,336)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED
     OPERATIONS                                                                  63,411         (2,343)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings on revolving line of credit                    (18,583)         7,541
                                                                               --------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM
     CONTINUING OPERATIONS                                                      (18,583)         7,541
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF
     DISCONTINUED OPERATIONS                                                         30           (171)
                                                                               --------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (18,553)         7,370
                                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        41,999          1,691
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,762            158
                                                                               --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 44,761       $  1,849
                                                                               ========       ========


          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

American Architectural Products Corporation (AAPC or the Company) is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly-owned subsidiaries, Thermetic Glass, Inc. (Thermetic), Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), Modern Window Corporation (Modern), and American Weather-Seal Company (Weather-Seal). In May 2002, the Company sold Eagle Window and Door, Inc., the only remaining operating division of Eagle & Taylor Company (ETC - formerly known as American Architectural Products, Inc., AAP) and Eagle Service Company (collectively "Eagle"). American Glassmith Corporation (American Glassmith) was also a subsidiary at December 31, 2001 and was sold in March 2002. TM Window and Door (TMWD) was a subsidiary at December 31, 2001 and, together with the Binnings Pan American division of Binnings (Pan Am) was sold in February 2002. Denver Window Corporation (Denver) was a subsidiary at June 30, 2001 and was sold in September 2001.

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

The Company elected to adopt the provision of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets issued in August 2001. As of June 30, 2002, all of the Company's remaining operations are being marketed for sale. The assets and post-petition liabilities of these businesses are classified as being held for sale in the accompanying balance sheet. The Statements of Operations reflect the sales, cost of sales, selling, general and administrative costs and other expenses of these remaining operations and, together with the results of operations of businesses either sold or under agreement to sell prior to June 30, 2002 (classified as disposed operations), are classified as discontinued operations. The results of continuing operations include the Company's corporate activities including overhead expenses and costs associated with the administration of the bankruptcy filing.

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



2.       BANKRUPTCY PROCEEDINGS AND GOING CONCERN CONSIDERATIONS:

On December 18, 2000, the Company and its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio (the Bankruptcy Court). The Company is presently operating its businesses as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to the treatment set forth under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court. The ultimate amount and treatment terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable. In addition, on December 18, 2000, the Bankruptcy Court issued an order authorizing the Company to pay certain pre-petition claims of essential vendors and suppliers. Accordingly, these amounts have been paid or are included in "liabilities subject to compromise" on the consolidated balance sheets.

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Bankruptcy Court has approved an extension to October 18, 2002, during which time the Company has the exclusive right to file a reorganization plan.

The consolidated financial statements of the Company and its subsidiaries were prepared on the going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses of $24.7 million, $42.4 million, and $47.1 million, respectively. Further, the Company's ongoing debt service obligations included semi-annual interest payments of approximately $7.3 million, due each June 1 and December 1 through December 1, 2007. The indenture governing the Notes provides that an "Event of Default" includes the default in any payment of interest on the Notes when due, continued for 30 days. The Company did not have sufficient liquidity to make the June 1, 2000 through December 1, 2000 interest payments. Accordingly, the Company was in default of the indenture. Furthermore, the Company was in violation of certain of its covenants under the line of credit facility at December 31, 1999 but obtained waivers for those violations. These events, among other things, led to the Chapter 11 filings; therefore, the realization of assets and liquidation of liabilities is subject to significant uncertainty.

In the Chapter 11 proceedings (subject, in certain circumstances, to Bankruptcy Court approval), the debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets (except for the write-down of goodwill) or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization, which adjustments could be material. The continuation of the Company as a going concern is contingent upon, among other factors, the ability of the debtors to (1) formulate and file a plan which will gain the approval of the creditors and other parties in interest and confirmation by the Bankruptcy Court; (2) maintain debtor-in-possession financing; (3) achieve profitable operations; (4) obtain adequate shipments of merchandise from suppliers at acceptable credit terms; and (5) obtain post reorganization financing. There can be no assurances that the above conditions can be met.

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

Liabilities subject to compromise in the consolidated balance sheet consist of the following items (in thousands):

                                                         June 30,   December 30,
                                                           2002        2001
                                                         --------    --------
     Accounts payable                                    $  8,294    $  8,316
     Accrued interest payable                              17,299      17,299
     Accrued liabilities                                    1,188       1,188
     Debt                                                 132,525     132,557
                                                         --------    --------

            Total liabilities subject to compromise      $159,306    $159,360
                                                         ========    ========


Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $3.8 million for each of the three month periods ending June 30, 2002 and 2001 and $7.6 million for each of the six month periods ending June 30, 2002 and 2001.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Company obtained an aggregate $35 million debtor-in-possession credit facility, subject to an available collateral base, from a group of lenders (the DIP Facility) which was repaid in May 2002 with a portion of the proceeds from the Eagle sale as discussed in Note 3. At December 31, 2001, $12.2 million and $6.4 million were outstanding under the DIP Facility's line of credit and term note, respectively.

Reorganization Costs
The amounts reflected as reorganization costs in the consolidated statements of operations consisted of the following (in thousands):

                                     Three months ended           Six months ended
                                          June 30,                    June 30,
                                    --------------------        --------------------
                                     2002          2001          2002          2001
                                    ------        ------        ------        ------
Professional fees                   $  697        $  634        $1,537        $1,279
Other                                   29            52            43            52
Plant closing                           --         1,759            --         1,759
                                    ------        ------        ------        ------
  Total Reorganization Costs        $  726        $2,445        $1,580        $3,090
                                    ======        ======        ======        ======

In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio effective April 2001. In April 2001 the Bankruptcy Court approved the shutdown plan which was substantially completed by the end of April 2001. The plant closing charges reflected above are associated with this restructuring effort and include severance costs of $619 thousand and a loss on the liquidation of assets of $1.14 million. $555 thousand of the accrued severance costs were paid during the second quarter of 2001 and the remainder were paid during the third quarter of 2001.

Professional fees incurred consisted primarily of consulting and legal fees for bankruptcy activity and restructuring efforts.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the second quarter of 2002, the Company committed to a plan to sell its remaining operations: Weather-Seal's window manufacturing operations (AWS), Binnings Building Products Lexington, North Carolina operations (BBP), and Danvid Window Company (Danvid). The following summarizes the results of operations for the three month and six month periods ending June 30, 2002 and 2001 for each of these entities (in thousands):

                                         Three months ended                Six months ended
                                              June 30,                         June 30,
                                     -------------------------         -------------------------
                                       2002             2001             2002             2001
                                     --------         --------         --------         --------
Net Sales
     AWS                             $  7,618         $  8,127         $ 13,258         $ 15,345
     BBP                                5,205            4,748            9,273            9,098
     Danvid                            16,776           14,665           29,538           24,552
     Eliminations                        (249)          (1,657)          (1,058)          (3,169)
                                     --------         --------         --------         --------
     Total                           $ 29,350         $ 25,883         $ 51,011         $ 45,826
                                     ========         ========         ========         ========

Income (Loss) before Disposed
Operations
     AWS                             $    295         $   (601)        $    (20)        $ (1,700)
     BBP                               (1,436)             209           (1,880)             301
     Danvid                            (5,747)             860           (5,316)             433
                                     --------         --------         --------         --------
     Total                           $ (6,888)        $    468         $ (7,216)        $   (966)
                                     ========         ========         ========         ========

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte. The Company discontinued manufacturing operations at Forte in May 2000. In April 2002, the Company agreed to sell the remaining property for approximately $375,000 less certain selling costs provided certain conditions are met and subject to Bankruptcy Court approval. The Company recorded a loss on disposal of $437,000 in the first quarter of 2002 to write down the recorded value of this property to the estimated fair value based on the selling price.

In January 2001, the Company announced the discontinuance of its Eagle Window and Door Center, Inc. (EWDC) operations. The Company substantially completed its plan to exit this business in December 2001.

On January 31, 2002 the Company completed the sale of Weather-Seal's aluminum extrusion operations (the Aluminum Extrusion Group or AEG) for $1.5 million cash and the assumption of certain post-petition liabilities. During the second quarter of 2002, the Company began to actively market certain real property of AEG which was not included in the January 2002 sale. The net book value of this property has been reclassified as held for sale at December 31, 2001 and June 30, 2002.

On February 15, 2002, the Company completed the sale of certain assets of the Binnings Pan American (Pan Am) and TM Window and Door (TM) divisions of Binnings for $500,000 cash, a $1.7 million note receivable and the assumption of certain liabilities. During the second quarter of 2002, the company recorded additional losses of $1,002,000 and $538,000 on the disposal of BPA and TM, respectively resulting from the write-down of the value of accounts receivable retained by the Company after the sale.

AEG and a portion of Pan Am comprised the Company's extrusion segment. Extrusion products consist of aluminum extrusions used primarily in the fenestration products industry. These businesses supplied a portion of the raw materials used in the manufacture of windows by the Company. The consummation of these transactions completes the Company's exit from the extrusion segment. As a result, the Company now operates in one business segment, residential fenestration products.

On March 22, 2002, the Company completed the sale of certain assets of American Glassmith (AGI) for $350,000 cash and the assumption of certain post-petition liabilities.

On May 6, 2002, the Company completed the sale of Eagle for $63.5 million and the assumption of certain liabilities. The Company recognized a gain of $47.8 million on the sale, net of $0.6 million in income tax expense, for the three months and six months ended June 30, 2002.

In July 2002, the Company signed an agreement to sell substantially all of the assets of Thermetic (TGI) for $1.3 million, and the assumption of certain post-petition liabilities, subject to a working capital adjustment. The agreement requires Bankruptcy Court approval. The Company expects to close this transaction during the third quarter of 2002. The Company recorded an impairment charge of $840 thousand during the first quarter of 2002 based on the expected proceeds from the sale. This charge is recognized as a loss on disposal.

The results of operations for AEG, Pan Am, TM, AGI, Eagle, TGI, EWDC and Forte have been presented as results of disposed operations in the accompanying financial statements for all periods. The Company did not recognize income tax benefits on the losses from these operations. Net sales and net losses from disposed operations before inter-company eliminations by segment for each period consist of the following (in thousands):

                                                                THREE MONTHS ENDED JUNE 30, 2002
                          ---------------------------------------------------------------------------------------------------------
                                              EXTRUSION
                                     BPA       SEGMENT      BPA                                                  FORTE &
                              AEG  EXTRUSION  SUB-TOTAL RESIDENTIAL       TM       AGI       EAGLE      TGI        EWDC       TOTAL
                          ----------------------------- ---------------------------------------------------------------------------
Net Sales                    $  --    $ --      $  --     $    --       $  --    $   22    $  6,911    $ 1,722     $ --   $  8,655
                          ============================= ===========================================================================

Income (loss) from
  operations                 $  --    $ --      $  --     $    --       $  --    $   18    $   (328)   $    26     $ --   $    284
Gain (loss) on disposal       (162)     --       (162)     (1,002)       (538)      (59)     47,800         --       19     46,258
                          ----------------------------- ---------------------------------------------------------------------------
Income (loss) from           $(162)   $ --      $(162)    $(1,002)      $(538)   $  (41)   $ 47,472    $    26     $ 19   $ 45,774
  disposed operations
                          ============================= ===========================================================================

                                                                THREE MONTHS ENDED JUNE 30, 2001
                          ---------------------------------------------------------------------------------------------------------
                                               EXTRUSION
                                       BPA      SEGMENT       BPA                                                 FORTE &
                             AEG    EXTRUSION  SUB-TOTAL  RESIDENTIAL    TM        AGI       EAGLE      TGI       EWDC       TOTAL
                          ------------------------------ ---------------------------------------------------------------------------
Net Sales                 $ 3,249    $   475    $ 3,724    $ 9,007    $ 3,044    $ 1,731    $20,702   $ 1,807    $    94    $40,109
                          ============================== ===========================================================================
Income (loss) from
  operations              $  (349)   $  (172)   $  (521)   $  (302)   $  (185)   $   (54)   $ 2,698   $    80    $   (18)   $ 1,698
Gain (loss) on disposal        --         --         --         --         --         --         --        --         --         --
                          ------------------------------ ---------------------------------------------------------------------------
Income (loss) from
  disposed operations     $  (349)   $  (172)   $  (521)   $  (302)   $  (185)   $   (54)   $ 2,698   $    80    $   (18)   $ 1,698
                          ============================== ===========================================================================

                                                                 SIX MONTHS ENDED JUNE 30, 2002
                          ---------------------------------------------------------------------------------------------------------
                                             EXTRUSION
                                     BPA      SEGMENT        BPA                                                  FORTE &
                            AEG   EXTRUSION  SUB-TOTAL   RESIDENTIAL   TM         AGI       EAGLE       TGI        EWDC    TOTAL
                          ----------------------------- ---------------------------------------------------------------------------

Net Sales                 $  874    $  419    $ 1,293    $  2,829   $  1,158    $ 1,159    $ 23,203   $ 2,920    $    5    $ 32,567
                          ============================= ===========================================================================
Income (loss) from
  operations              $ (409)   $ (267)   $  (676)   $ (1,582)  $   (393)   $  (393)   $    967   $  (137)   $  (57)   $ (2,271)
Gain (loss) on disposal     (306)       --       (306)     (1,224)      (784)       299      47,800      (840)     (445)     44,500
                          ---------------------------------------------------------------------------------------------------------
Income (loss) from
  disposed operations     $ (715)   $ (267)   $  (982)   $ (2,806)  $ (1,177)   $   (94)   $ 48,767   $  (977)   $ (502)   $ 42,229
                          ============================= ===========================================================================


                                                                 SIX MONTHS ENDED JUNE 30, 2001
                          ---------------------------------------------------------------------------------------------------------
                                             EXTRUSION
                                     BPA      SEGMENT        BPA                                                  FORTE &
                            AEG   EXTRUSION  SUB-TOTAL   RESIDENTIAL   TM         AGI       EAGLE       TGI        EWDC    TOTAL
                          ----------------------------- ---------------------------------------------------------------------------

Net Sales                 $ 6,442    $ 778   $ 7,220    $ 18,247    $ 5,580    $ 3,400    $ 39,451   $ 5,580    $  329    $ 79,807
                          ============================= ===========================================================================

Income (loss) from
  operations              $  (952)   $ 120   $  (832)   $   (621)   $  (120)   $  (200)   $  3,896   $   (73)   $ (106)   $  1,944
Gain (loss) on disposal        --       --        --          --         --         --          --        --        --          --
                          ----------------------------- ---------------------------------------------------------------------------
Income (loss) from
  disposed operations     $  (952)   $ 120   $  (832)   $   (621)   $  (120)   $  (200)   $  3,896   $   (73)   $ (106)   $  1,944
                          ============================= ===========================================================================

The assets and liabilities of AEG, BPA, TM, AGI, Eagle, TGI, EWDC, Forte, AWS, BBP, and Danvid which were sold or are being sold are classified as assets held for sale and liabilities held for sale, respectively, in the accompanying consolidated balance sheets. As part of the agreement on the sale of Taylor Building Products, Inc. in December 1999, the Company retained the real property which has a book value of $1.3 million at June 30, 2002 and December 31, 2001. This property is also classified as held for sale at June 30, 2002 and December 31, 2001. The buyer was required to purchase the property within a period not to exceed nineteen months from the closing date, provided certain conditions were met. The obligation of the buyer to purchase the real property is currently being contested.

A summary of the assets and liabilities held for sale is as follows (in thousands):

                                                                   JUNE 30, 2002
                           ----------------------------------------------------------------------------------------
                                                           FORTE &
                             TAYLOR     AEG       EAGLE     EWDC      TGI       AWS       BBP      DANVID    TOTAL
                           ----------------------------------------------------------------------------------------

Accounts receivable - net   $    --   $    --    $   --   $    --   $   732   $ 2,663   $ 1,956   $ 6,273   $11,624
Inventories                      --        --        --        --       784     2,694     2,287     1,768     7,533
Property and equipment        1,325     1,278       725       360       448     9,846     5,019     1,689    20,690
Other                            --        --        --        --        18       139        16     1,224     1,397
                           ----------------------------------------------------------------------------------------

ASSETS HELD FOR SALE        $ 1,325   $ 1,278    $  725   $   360   $ 1,982   $15,342   $ 9,278   $10,954   $41,244
                           ========================================================================================

Accounts payable - trade    $    --   $    --    $   --   $    --   $   296   $ 1,343   $   985   $ 1,407   $ 4,031
Accrued expenses                 --        --        --        --       204     1,961     1,172     4,025     7,362
                           ----------------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE   $    --   $    --    $   --    $   --   $   500   $ 3,304   $ 2,157   $ 5,432   $11,393
                           ========================================================================================

                                                                         DECEMBER 31, 2001
                           ---------------------------------------------------------------------------------------------------------
                                                                                FORTE &
                            TAYLOR     AEG      BPA      TM      AGI     EAGLE    EWDC   TGI      AWS       BBP      DANVID   TOTAL
                           ---------------------------------------------------------------------------------------------------------
Accounts receivable - net   $   --   $  718   $  200   $  300   $ --   $ 8,057   $ --  $  502   $ 1,633   $ 1,602   $ 3,195  $16,207
Inventories                     --    1,141    3,391       39    128     6,730     --     765     1,998     2,617     1,533   18,342
Property and equipment       1,357    1,215      211      813    456     5,614    823   1,251    10,318     5,178     1,838   29,074
Cost in excess of net
   assets acquired              --       --       --       --     --     2,036     --      --        --     1,747     6,923   10,706
Other                           --       --       55       --     29       648     --      --       160        29     1,372    2,293
                           ---------------------------------------------------------------------------------------------------------

ASSETS HELD FOR SALE        $1,357   $3,074   $3,857   $1,152   $613   $23,085   $823  $2,518   $14,106   $11,173   $14,861  $76,622
                           =========================================================================================================

Accounts payable - trade    $   --   $  203   $1,625   $  430   $191   $ 2,017   $ --  $  142   $   902       636   $ 1,003  $ 7,149
Accrued expenses                --      182      969      687    119     6,562     --     224     1,783       725     3,654   14,905
Capital lease obligations       --       --       --       --     --       283     --      --        --        --        --      283
                           ---------------------------------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE   $   --   $  385   $2,594   $1,117   $310   $ 8,862   $ --  $  366   $ 2,685   $ 1,361   $ 4,657  $22,337
                           =========================================================================================================


4. COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

On January 1, 2002 the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company ceased amortization of goodwill on January 1, 2002 and reviews goodwill for impairment at least annually.

In conjunction with the adoption of SFAS 142, the Company reviewed goodwill (classified within "Assets Held for Sale" at December 31, 2001) for impairment at June 30, 2002. This review indicated that the implied fair value of the Company's goodwill, based on projected undiscounted cash flows, is $0; therefore, the Company recorded an impairment charge of $8.7 million at June 30, 2002.
The Company recorded amortization expense related to goodwill of $30,000 and $203,000 during the three month and six month periods ended June 30, 2001, respectively. No amortization expense was recorded during 2002.

5. COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months and six months ended June 30, 2002 and 2001, comprehensive income for the Company did not differ from net income.

6. INCOME TAXES

The Company established a full valuation allowance on its income tax benefit for the three and six months ended June 30, 2002 and 2001.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court to approve an extension to October 19, 2002, during which the Company has the exclusive right to file a reorganization plan.

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

In the Chapter 11 proceedings (subject, in certain circumstances, to Bankruptcy Court approval), the debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets (except for the write-down of goodwill) or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization, which adjustments could be material. The continuation of the Company as a going concern is contingent upon, among other factors, the ability of the debtors to (1) formulate and file a plan which will gain the approval of the creditors, shareholders and other parties in interest and confirmation of the Bankruptcy Court; (2) maintain debtor-in-possession financing; (3) achieve profitable operations; (4) obtain adequate shipments of merchandise from suppliers at acceptable credit terms; and (5) obtain post reorganization financing. There can be no assurances that the above conditions can be met.

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

Discontinued Operations
The Company elected to adopt the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets issued in August 2001. As of June

30, 2002, all of the Company's remaining operations are being marketed for sale. The assets and post-petition liabilities of these businesses are classified as being held for sale in the accompanying balance sheet. The Statements of Operations reflect the sales, cost of sales, selling, general and administrative costs and other expenses of these remaining operations and, together with the results of operations of businesses either sold or under agreement to sell prior to June 30, 2002 (classified as disposed operations), are classified as discontinued operations.

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

Accounting Change
On January 1, 2002 the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company ceased amortization of goodwill on January 1, 2002 and reviewed goodwill for impairment in June 2002 at which time it was all written off.

New Accounting Standards
In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. Application of the standard has no material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses the requirements for recognition of a liability for a cost associated with an exit or disposal activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.


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

In February 2002, the Company signed an agreement to sell substantially all of the assets of American Glassmith (AGI) for $350,000 cash and the assumption of certain post-petition liabilities. This sale was completed on March 22, 2002.

On May 6, 2002, the Company sold ETC's Eagle Window and Door, Inc. division and its subsidiary, Eagle Service Company (collectively, "Eagle"), for approximately $63.5 million and recognized a $47.8 million gain on disposal at that time.

In July 2002, the Company signed an agreement to sell substantially all of the assets of Thermetic (TGI) for $1.3 million and the assumption of certain post-petition liabilities, subject to a working capital adjustment. The agreement requires Bankruptcy Court approval. The Company expects to close this transaction during the third quarter of 2002. The Company recorded an impairment charge of $840,000 during the first quarter of 2002 based on the expected proceeds from the sale. This charge is recognized as a loss on disposal.

As of June 30, 2002, all of the Company's remaining operations are being marketed for sale. The assets and post-petition liabilities of these businesses are classified as being held for sale in the accompanying balance sheet. The Statement of Operations reflects the sales, cost of sales, selling, general and administrative costs and other expenses of these remaining operations and, together with the results of operations of businesses either sold or under agreement to sell prior to June 30, 2002 (classified as disposed operations), are classified as discontinued operations. The following discussion and analysis refer only to the operations of the Company not classified as disposed operations.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

DISCONTINUED OPERATIONS
Net Sales. Net sales for the three months ended June 30, 2002 were $29.4 million as compared with $25.9 million for the three months ended June 30, 2001. The increase of $3.5 million results primarily from increases in sales volume at the Company's Texas residential window manufacturer, Danvid Window Company (Danvid).

Gross Profit. Gross profit increased $1.2 million to $5.6 million for the three months ended June 30, 2002 from $4.4 million for the three months ended June 30, 2001. $0.5 million of this increase is a result of increased sales volumes at the Company's North Carolina and Texas facilities. The remaining $0.7 million increase is due to improved margins at the Company's Weather-Seal operations as a result of the shutdown of its Ottawa facility in April 2001. The gross margin for the three months ended June 30, 2002 was 18.9% compared to 17.2% for the three months ended June 30, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 were $3.8 million compared to $3.9 million for the comparable period in 2001. The decrease in selling, general and administrative expenses of $0.1 million is due to general cost containment efforts at all operations.

Impairment Charge. In conjunction with the adoption of SFAS 142, the Company reviewed goodwill (classified within "Assets Held for Sale" at December 31,
2001) for impairment at June 30, 2002. This review indicated that the implied fair value of the Company's goodwill, based on projected undiscounted cash flows, is $0; therefore, the Company recorded an impairment charge of $8.7 million at June 30, 2002.

Loss before Disposed Operations. The Company had a loss before disposed operations for the three months ended June 30, 2002 of $6.9 million, compared to income of $0.5 million for the three months ended June 30, 2001. The loss was due to the impairment charge recorded during the three months ended June 30, 2002 which more than offset the improved gross profit realized during the second quarter of 2002.

CONTINUING OPERATIONS
Interest Expense. Interest expense decreased from $0.5 million for the three months ended June 30, 2001 to $0.1 million for the three months ended June 30, 2002. During May 2002, the Company repaid the outstanding balance on its DIP facility with a portion of the proceeds from the Eagle sale; therefore, the Company had outstanding interest-bearing obligations for a shorter period during the second quarter of 2002 than during the same period of the prior year.

Reorganization Costs. Reorganization costs decreased from $2.4 million for the three months ended June 30, 2001 to $0.7 million during the same period in 2002. During the second quarter of 2001, the Company recognized approximately $1.8 million of costs associated with the closure of its Ottawa, Ohio facility.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended June 30, 2002 and 2001.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

DISCONTINUED OPERATIONS
Net Sales. Net sales for the six months ended June 30, 2002 were $51.0 million as compared with $45.8 million for the six months ended June 30, 2001. The increase of $5.2 million results from sales volume increases primarily at the Company's Texas operations.

Gross Profit. Gross profit increased $2.3 million to $8.9 million for the six months ended June 30, 2002 from $6.6 million for the six months ended June 30, 2001. This increase is due to the increased volumes at the Company's Texas operations and improvements realized by Weather-Seal as a result of the April 2001 Ottawa, Ohio plant shutdown. The gross margin for the six months ended June 30, 2002 was 17.5% compared to 14.4% for the six months ended June 30, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 were $7.4 million compared to $7.6 million for the comparable period in 2001. The Company's selling costs for the six months ended June 30, 2002 were $0.3 million higher than during the same period in 2001 related to increased sales. This was offset by a $0.5 million reduction in General and Administrative costs due to general cost containment efforts at all of the Company's operations.

Impairment Charge. In conjunction with the adoption of SFAS 142, the Company reviewed goodwill (classified within "Assets Held for Sale" at December 31,
2001) for impairment at June 30, 2002. This review indicated that the implied fair value of the Company's goodwill, based on projected undiscounted cash flows, is $0; therefore, the Company recorded an impairment charge of $8.7 million at June 30, 2002.

Loss before Disposed Operations. The Company had a loss before disposed operations for the six months ended June 30, 2002 of $7.2 million, compared to a $1.0 million loss from operations for the six months ended June 30, 2001. This increased loss from operations is primarily due to the impairment charge taken during the second quarter of 2002 which more than offset that Company's improved gross profit.

CONTINUING OPERATIONS
Interest Expense. Interest expense decreased from $1.0 million for the six months ended June 30, 2001 to $0.4 million for the six months ended June 30, 2002 due to the payoff of the DIP facility in May 2002.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the six months ended June 30, 2002 and 2001.

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

Cash used in operating activities before discontinued operations was $4.2 million and $6.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash used in operations for 2002 since the prior year is due to the Company no longer making payments on its pre-petition accounts payable.

Capital expenditures for the six months ended June 30, 2002 and 2001 were $0.6 million and $0.3 million, respectively. The increase results primarily from capital investments at all of the Company's operations. Management expects that its capital expenditure program will continue at a sufficient level to support the strategic and operating needs of the Company. Future capital expenditures are expected to be funded from internally generated funds, leasing programs and the Company's current and future credit facilities.

Net activity on the Company's line of credit resulted in a use of cash of $18.6 million during the six months ended June 30, 2002 and a source of cash of $7.5 million for the same period of 2001. The Company used a portion of the proceeds from the sale of Eagle to repay the DIP facility in May 2002. The remaining proceeds are invested in a money market mutual fund which is used to fund the Company's operating requirements. The proceeds from the sale of Eagle are included in net cash provided by investing activities of discontinued operations in the accompanying financial statements.

SEASONALITY

The Company's business is seasonal since its primary revenues are driven by residential construction. Inclement weather during the winter months, particularly in the northeast and midwest regions of the United States, usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse impact on the demand for fenestration products. Traditionally, the Company's lowest sales levels usually occur during the first and fourth quarters. The Company believes that its operations in the southwestern and southeastern United States minimize the risk to the Company for potentially unusual inclement weather conditions in the midwest and the northeast. Because a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income has historically been lower in quarters with lower sales. Working capital requirements are usually at their highest level during the second and third quarters.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, the results of operations and cash flows for its cash and cash equivalents, primarily in money market mutual fund investments. The estimated fair value of cash and cash equivalents approximates the principal amounts reflected in the Company's balance sheets.

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

Not Applicable

Item 5.  OTHER INFORMATION

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    During the second quarter of 2002, the company filed the following current reports on Form 8-K:

    June 6, 2002 under Item 2. Acquisition or disposition of assets

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: August 21, 2002                             /s/ Joseph Dominijanni
                                                  --------------------------
                                                  Joseph Dominijanni
                                                  Chief Executive Officer


                                                  /s/ Douglas J. Thomas
                                                  --------------------------
                                                  Douglas J. Thomas
                                                  Chief Financial Officer