Form 10-Q
period 2002-09-30
AMERICAN ARCHITECTURAL PRODUCTS CORP
filed 2002-11-15
CIK 940034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

THE INTERIM FINANCIAL STATEMENTS INCLUDED IN THIS QUARTERLY REPORT WERE PREPARED BY THE COMPANY AND HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01 (D) OF REGULATION S-X.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $.001 par value, 13,821,616 shares outstanding at October 31, 2002

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                                    FORM 10-Q
                                      INDEX


Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
            Consolidated Balance Sheets - September 30, 2002 and December 31, 2001
            Consolidated Statements of Operations - Three and nine months ended
            September 30, 2002 and 2001
            Consolidated Statements of Cash Flows - Nine months ended
            September 30, 2002 and 2001
            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS OF CEO AND CFO

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                  (Unaudited)
                                                  September 30,     December 31,
                                                      2002             2001
                                                    --------         --------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                        $ 43,308         $  2,762
   Accounts receivable, less allowance
     for doubtful accounts of $0 and $619                317            5,972
   Prepaid expenses and other current assets             483              964
   Assets held for sale                               31,498           76,622
                                                    --------         --------
TOTAL CURRENT ASSETS                                  75,606           86,320
                                                    --------         --------
PROPERTY AND EQUIPMENT

   Land and improvements                                 115              115
   Buildings and improvements                            910            1,144
   Machinery, tools and equipment                         --               36
   Computers and office equipment                        251              248
                                                    --------         --------
                                                       1,276            1,543
   Less accumulated depreciation                        (397)            (496)
                                                    --------         --------
NET PROPERTY AND EQUIPMENT                               879            1,047

OTHER                                                  2,213              671
                                                    --------         --------
                                                    $ 78,698         $ 88,038
                                                    ========         ========

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                        (Unaudited)
                                                                       September 30,      December 31,
                                                                            2002              2001
                                                                         ---------         ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable - trade                                              $     841         $     763
   Accrued Expenses
     Compensation and related benefits                                          63               289
     Other                                                                   1,874             1,284
   Liabilities held for sale                                                 9,184            22,337
   Debtor-in-possession revolving credit and term loan                        --              18,583
                                                                         ---------         ---------
TOTAL CURRENT LIABILITIES                                                   11,962            43,256
Other                                                                          382               147
Liabilities subject to compromise                                          159,292           159,360
                                                                         ---------         ---------
TOTAL LIABILITIES                                                          171,636           202,763
                                                                         ---------         ---------
STOCKHOLDERS' DEFICIT

   Preferred stock, Series A convertible, $.001 par,
     20,000,000 shares authorized; no shares
      outstanding                                                             --                --
   Preferred stock, Series B convertible, $.01
     par, 30,000 shares authorized; no shares
      outstanding                                                             --                --
   Common stock, $.001 par, 100,000,000 shares
     authorized; 14,321,616 issued; 13,821,616 shares outstanding               14                14
   Additional paid-in capital                                                9,142             9,142
   Treasury stock, at cost                                                    (100)             (100)
   Retained deficit                                                       (101,994)         (123,781)
                                                                         ---------         ---------
TOTAL STOCKHOLDERS' DEFICIT                                                (92,938)         (114,725)
                                                                         ---------         ---------
                                                                         $  78,698         $  88,038
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

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        (Unaudited)                      (Unaudited)
                                                     Three months ended                Nine months ended
                                                       September 30,                     September 30,
                                                    2002             2001             2002             2001
                                                  --------         --------         --------         --------
RESULTS OF DISCONTINUED OPERATIONS

Net Sales                                         $ 29,432         $ 24,464         $ 80,443         $ 70,289
Cost of Sales                                       24,766           20,110           66,923           59,341
                                                  --------         --------         --------         --------
GROSS PROFIT                                         4,666            4,354           13,520           10,948
Selling Expense                                      2,775            2,376            7,745            7,018
Impairment Charge                                    8,400             --             17,070             --
General and Administrative Expenses                  1,086            1,296            3,493            4,210
Other (Income) Expense                                  69              105               91              108
                                                  --------         --------         --------         --------
INCOME (LOSS) BEFORE RESULTS OF
DISPOSED OPERATIONS                                 (7,664)             577          (14,879)            (388)
INCOME (LOSS) FROM DISPOSED
   OPERATIONS                                         (589)          (8,510)          41,641           (6,566)
                                                  --------         --------         --------         --------
INCOME (LOSS) FROM

   DISCONTINUED OPERATIONS                          (8,253)          (7,933)          26,762           (6,954)

RESULTS OF CONTINUING OPERATIONS

Corporate General and Administrative

    and Other Expenses                                 768            3,376            2,619            5,293
Interest (Income) Expense, net                        (182)             477               71            1,514
Reorganization Costs                                   705              691            2,285            3,781
                                                  --------         --------         --------         --------
LOSS FROM CONTINUING OPERATIONS                      1,291            4,544            4,975           10,588
                                                  --------         --------         --------         --------
NET INCOME (LOSS)                                 $ (9,544)        $(12,477)        $ 21,787         $(17,542)
                                                  ========         ========         ========         ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                                13,822           13,822           13,822           13,822
                                                  ========         ========         ========         ========

BASIC AND DILUTED INCOME (LOSS)  PER
   COMMON SHARE
   Discontinued operations                        $  (0.60)        $  (0.57)        $   1.94         $  (0.50)
   Continuing operations                             (0.09)           (0.33)           (0.36)           (0.77)
                                                  --------         --------         --------         --------
BASIC AND DILUTED NET INCOME (LOSS)
   PER COMMON SHARE                               $  (0.69)        $  (0.90)        $   1.58         $  (1.27)
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

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  (Unaudited)
                                                                                Nine months ended
                                                                                  September 30,
                                                                               2002             2001
                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

Loss from continuing operations                                              $ (4,975)        $(10,588)
Adjustments to reconcile loss from continuing operations  to net cash used in operating activities:
     Depreciation                                                                  52              250
     Amortization                                                                --                715
     Provision for credit losses                                                 --              1,797
     Provision for reorganization costs                                          --              1,625
Changes in assets and liabilities, net of effects of business acquisitions and divestitures and discontinued operations:
     Accounts receivable                                                            6              176
     Prepaid and other current assets                                            (269)             296
     Other assets                                                                (344)             762
     Accounts payable                                                            (242)            (229)
     Accrued expenses and other liabilities                                       205              180
     Liabilities subject to compromise                                            (69)             192
                                                                             --------         --------
NET CASH USED FOR OPERATIONS BEFORE DISCONTINUED OPERATIONS                    (5,636)          (4,824)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                            243             (623)
                                                                             --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                          (5,393)          (5,447)
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of Property and Equipment                                          --                 (7)
                                                                             --------         --------
NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                 --                 (7)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED
     OPERATIONS                                                                64,471           (1,206)
                                                                             --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                          64,471           (1,213)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings on debtor-in-possession revolving
         credit and term loan                                                 (18,583)           7,473
                                                                             --------         --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM
     CONTINUING OPERATIONS                                                    (18,583)           7,473
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF
     DISCONTINUED OPERATIONS                                                       51             (455)
                                                                             --------         --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (18,532)           7,018
                                                                             --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      40,546              358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,762              158
                                                                             --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 43,308         $    516
                                                                             ========         ========


          See accompanying notes to consolidated financial statements.

                   AMERICAN ARCHITECTURAL PRODUCTS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

American Architectural Products Corporation (AAPC or the Company) is principally engaged in the business of manufacturing residential and architectural windows and doors through its wholly-owned subsidiaries, Binnings Building Products, Inc. (Binnings), Danvid Window Company (Danvid), and American Weather-Seal Company (Weather-Seal). The Company sold Thermetic Glass, Inc. (TGI) and
Modern Window Corporation (Modern) in August 2002. In May 2002, the Company sold Eagle Window and Door, Inc., the only remaining operating division of Eagle & Taylor Company (ETC - formerly known as American Architectural Products, Inc.,
AAP) and Eagle Service Company (collectively "Eagle"). American Glassmith Corporation (American Glassmith) was also a subsidiary at December 31, 2001 and was sold in March 2002. Denver Window Corporation (Denver) was a subsidiary at June 30, 2001 and was sold in September 2001.

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

The Company elected to adopt the provision of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets" issued in August 2001. As of the end of the third quarter of 2002, all of the Company's remaining operations are being marketed for sale. The assets and post-petition liabilities of these businesses are classified as being held for sale in the accompanying balance sheet. The statements of operations reflect the sales, cost of sales, selling, general and administrative costs and other expenses of these remaining operations and, together with the results of operations of businesses sold prior to September 30, 2002 (classified as disposed operations), are classified as discontinued operations. The results of continuing operations include the Company's corporate activities including overhead expenses and costs associated with the administration of the bankruptcy process.

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

The interim financial statements included in the Quarterly Report were prepared by the Company and have not been reviewed by an independent public accountant as required by Rule 10-01 (d) of Regulation S-X. No independent accountant has reviewed these unaudited financial statements to determine whether any material modifications should be made in order for them to be in conformity with the generally accepted accounting principles for interim financial information.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to January 16, 2003, during which time the Company has the exclusive right to file a reorganization plan.

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

Liabilities subject to compromise in the consolidated balance sheet consist of the following items (in thousands):

                                                                September 30,   December 30,
                                                                    2002            2001
                                                                  --------        --------
            Accounts payable                                      $  8,306        $  8,316
            Accrued interest payable                                17,299          17,299
            Accrued liabilities                                      1,188           1,188
            Debt                                                   132,500         132,557
                                                                  --------        --------

                   Total liabilities subject to compromise        $159,293        $159,360
                                                                  ========        ========


Interest on certain pre-petition debt is not accrued after the bankruptcy filing. Such contractual interest expense not recorded totaled $3.8 million for each of the three month periods ending September 30, 2002 and 2001 and $11.4 million and $11.5 million for of the nine month periods ending September 30, 2002 and 2001, respectively.

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

Reorganization Costs

The amounts reflected as reorganization costs in the consolidated statements of operations consisted of the following (in thousands):

                                          Three months ended           Nine months ended
                                               September 30,              September 30,
                                            2002          2001          2002          2001
                                          ------        ------        ------        ------
      Professional fees                   $  691        $  664        $2,228        $1,943
      Other                                   14            27            57            79
      Plant closing                         --            --            --           1,759
                                          ------        ------        ------        ------
        Total Reorganization Costs        $  705        $  691        $2,285        $3,781
                                          ======        ======        ======        ======

In February 2001, the Company announced the shutdown of its wood window manufacturing operation in Ottawa, Ohio effective April 2001. In April 2001 the Bankruptcy Court approved the shutdown plan which was substantially completed by the end of April 2001. The plant closing charges reflected above are associated with this restructuring effort and include severance costs of $619 thousand and a loss on the liquidation of assets of $1.14 million. $555 thousand and $64 thousand of the accrued severance costs were paid during the second and third quarters of 2001, respectively.

Professional fees incurred consisted primarily of consulting and legal fees for bankruptcy activity and restructuring efforts.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the second quarter of 2002, the Company committed to a plan to sell its remaining operations: Weather-Seal's window manufacturing operations (AWS), Binnings Building Products' Lexington, North Carolina operations (BBP), and Danvid Window Company (Danvid).

In October 2002, the Company signed an agreement to sell substantially all of the assets of AWS for approximately $6.63 million and the assumption of certain post-petition liabilities. The Company recognized an impairment charge of $5.9 million at September 30, 2002 to adjust the recorded value of AWS' long-lived assets to their estimated fair value based on the expected proceeds from the sale.

Also in October 2002, the Company agreed to sell substantially all of the assets of BBP for approximately $5.95 million and the assumption of certain post-petition liabilities. The Company recognized an impairment charge of $2.5 million at September 30, 2002 to adjust the recorded value of BBP's long-lived assets to their estimated fair value based on the expected sale proceeds.

The sale prices under both agreements are subject to working capital adjustments to be determined as of the transaction closing date. Both agreements have been submitted to the Bankruptcy Court for approval. The following summarizes the results of operations for the three month and nine month periods ending September 30, 2002 and 2001 for each of these entities (in thousands):

                            Three months ended                Nine months ended
                               September 30,                    September 30,
                         2002             2001             2002             2001
                       --------         --------         --------         --------
Net Sales
   AWS                 $  8,244         $  7,718         $ 21,501         $ 23,063
   BBP                    5,229            4,754           14,503           13,852
   Danvid                16,088           13,377           45,626           37,929
   Eliminations            (129)          (1,385)          (1,187)          (4,555)
                       --------         --------         --------         --------
   Total               $ 29,432         $ 24,464         $ 80,443         $ 70,289
                       ========         ========         ========         ========

                                         Three months ended                 Nine months ended
                                            September 30,                      September 30,
                                        2002             2001             2002             2001
                                     --------         --------         --------         --------
Income (Loss) before Disposed
   Operations
     AWS                             $ (5,347)        $    (36)        $ (5,365)        $ (1,736)
     BBP                               (2,150)             208           (4,031)             510
     Danvid                              (167)             405           (5,483)             838
                                     --------         --------         --------         --------
     Total                           $ (7,664)        $    577         $(14,879)        $   (388)
                                     ========         ========         ========         ========

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte. The Company discontinued manufacturing operations at Forte in May 2000 The Company is actively marketing the remaining property for sale and recorded a loss on disposal of $437,000 in the first quarter of 2002 to write down the recorded value of this property to the estimated fair value based on the expected selling price.

In January 2001, the Company announced the discontinuance of its Eagle Window and Door Center, Inc. (EWDC) operations in Boardman, Ohio. The Company substantially completed its plan to exit this business in December 2001.

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

On March 22, 2002, the Company completed the sale of certain assets of American Glassmith (AGI) for $350,000 cash plus the assumption of certain post-petition liabilities.

On May 6, 2002, the Company completed the sale of Eagle for $63.5 million plus the assumption of certain liabilities. The Company recognized a gain of $47.8 million on the sale, net of $0.6 million in income tax expense, for the nine months ended September 30, 2002.

In August 2002, the Company completed the sale of substantially all of the assets of TGI for $1.3 million plus the assumption of certain post-petition liabilities. The Company recorded an impairment charge of $840 thousand during the first quarter of 2002 based on the expected proceeds from the sale. This charge is included in the loss on disposal.

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

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                            -----------------------------------------------------------------------------------------------------
                                                EXTRUSION
                                        BPA      SEGMENT        BPA                                             FORTE &
                             AEG     EXTRUSION  SUB-TOTAL   RESIDENTIAL     TM      AGI     EAGLE      TGI        EWDC    TOTAL
                            -----------------------------   -----------------------------------------------------------------------
Net Sales                   $  --      $--        $  --        $  --       $--     $ --      $--       $  --      $ --      $--
                            =============================   =======================================================================
Income (loss) from
  operations                $  --      $--        $  --        $  --       $--     $ --      $--       $(194)     $ --      $(194)
Gain (loss) on disposal      (351)      --         (351)        (145)       (4)      138      (37)         5        (1)      (395)
                            -----------------------------   -----------------------------------------------------------------------
Income (loss) from
  disposed operations       $(351)     $--        $(351)       $(145)      $(4)     $138     $(37)     $(189)     $ (1)     $(589)
                            =============================   =======================================================================

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                          ---------------------------------------------------------------------------------------------------------
                                              EXTRUSION
                                      BPA      SEGMENT          BPA                                             FORTE &
                           AEG     EXTRUSION  SUB-TOTAL     RESIDENTIAL     TM      AGI     EAGLE      TGI        EWDC    TOTAL
                          -------------------------------   -----------------------------------------------------------------------
Net Sales                 $ 2,855    $ 1,147    $ 4,002      $ 7,472     $ 2,484   $ 1,597   $20,445   $1,741    $  17    $ 37,758
                          ===============================   =======================================================================

Income (loss) from
  operations              $  (595)   $(1,041)   $(1,636)     $(6,782)    $(1,871)  $(1,101)  $ 3,092   $   47    $(259)   $ (8,510)
Gain (loss) on disposal        --         --         --           --          --        --        --       --       --          --
                          -------------------------------   -----------------------------------------------------------------------
Income (loss) from
  disposed operations     $  (595)   $(1,041)   $(1,636)     $(6,782)    $(1,871)  $(1,101)  $ 3,092   $   47    $(259)   $ (8,510)
                          ===============================   =======================================================================


                                                         NINE MONTHS ENDED SEPTEMBER 30, 2002
                          ---------------------------------------------------------------------------------------------------------
                                              EXTRUSION
                                      BPA      SEGMENT          BPA                                             FORTE &
                           AEG     EXTRUSION  SUB-TOTAL     RESIDENTIAL     TM      AGI     EAGLE      TGI        EWDC    TOTAL
                          -------------------------------   -----------------------------------------------------------------------
Net Sales                 $   874    $ 419    $ 1,293       $ 2,829    $ 1,158    $ 1,159    $23,203   $ 3,829    $   5    $ 32,183
                          ===============================   =======================================================================
Income (loss) from
  operations              $  (409)   $(267)   $  (676)      $(1,582)   $  (393)   $  (393)   $   967   $  (331)   $ (57)   $ (2,465)
Gain (loss) on disposal      (657)      --       (657)       (1,369)      (788)       437     47,764      (835)    (446)     44,106
                          -------------------------------   -----------------------------------------------------------------------
Income (loss) from
  disposed operations     $(1,066)   $(267)   $(1,333)      $(2,951)   $(1,181)   $    44    $48,731   $(1,166)   $(503)   $ 41,641
                          ===============================   =======================================================================


                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                          ---------------------------------------------------------------------------------------------------------
                                              EXTRUSION
                                      BPA      SEGMENT          BPA                                             FORTE &
                           AEG     EXTRUSION  SUB-TOTAL     RESIDENTIAL     TM      AGI     EAGLE      TGI        EWDC    TOTAL
                          ===============================   =======================================================================
Net Sales                 $ 9,296   $ 3,568   $ 12,864      $ 24,076     $ 8,064   $ 4,997   $59,896    $4,524    $ 285    $114,706
                          -------------------------------   -----------------------------------------------------------------------
Income (loss) from
  operations              $(1,547)  $(1,074)  $ (2,621)     $ (7,250)    $(1,992)  $(1,301)  $ 6,988    $  (26)   $(364)   $ (6,566)
Gain (loss) on disposal        --        --         --            --          --        --        --        --       --          --
                          -------------------------------   -----------------------------------------------------------------------
                          $(1,547)  $(1,074)  $ (2,621)     $ (7,250)    $(1,992)  $(1,301)  $ 6,988    $  (26)   $(364)   $ (6,566)
                          ===============================   =======================================================================

The assets and liabilities of AEG, BPA, TM, AGI, Eagle, TGI, EWDC, Forte, AWS, BBP, and Danvid which were sold or are being sold are classified as assets held for sale and liabilities held for sale, respectively, in the accompanying consolidated balance sheets. As part of the agreement on the sale of Taylor Building Products, Inc. in December 1999, the Company retained the real property. This property is also classified as held for sale at September 30, 2002 and December 31, 2001. The buyer was required to purchase the property within a period not to exceed nineteen months from the closing date, provided certain conditions were met. The obligation of the buyer to purchase the real property is currently being contested.

A summary of the assets and liabilities held for sale is as follows (in thousands):

                                                                   SEPTEMBER 30, 2002
                                ------------------------------------------------------------------------------------------------
                                                                    FORTE &
                                TAYLOR        AEG        EAGLE       EWDC       AWS           BBP        DANVID        TOTAL
                                ------------------------------------------------------------------------------------------------
Accounts receivable - net       $   --       $   --       $ --       $ --       $2,844       $2,215       $ 5,677       $10,736
Inventories                         --           --         --         --        2,304        2,669         2,247         7,220
Property and equipment           1,315        1,278        725        360        4,076        2,687         1,757        12,198
Other                               --           --         --         --          135           38         1,171         1,344
                                ------------------------------------------------------------------------------------------------
ASSETS HELD FOR SALE            $1,315       $1,278       $725       $360       $9,359       $7,609       $10,852       $31,498
                                ================================================================================================
Accounts payable - trade        $   --       $   --       $ --       $ --       $  682       $  844       $ 1,782       $ 3,308
Accrued expenses                    --           --         --         --        1,666          580         3,630         5,876
                                ------------------------------------------------------------------------------------------------
LIABILITIES HELD FOR SALE       $   --       $   --       $ --       $ --       $2,348       $1,424       $ 5,412       $ 9,184
                                ================================================================================================


                                                                         DECEMBER 31, 2001
                            ------------------------------------------------------------------------------------------------------
                                                                                FORTE &
                            TAYLOR     AEG      BPA      TM     AGI     EAGLE    EWDC     TGI      AWS       BBP    DANVID   TOTAL
                            ------------------------------------------------------------------------------------------------------
Accounts receivable - net   $   --   $  718   $  200   $  300   $ --   $ 8,057   $ --   $  502   $ 1,633  $ 1,602  $ 3,195  $16,207
Inventories                     --    1,141    3,391       39    128     6,730     --      765     1,998    2,617    1,533   18,342
Property and equipment       1,357    1,215      211      813    456     5,614    823    1,251    10,318    5,178    1,838   29,074
Cost in excess of net
   assets acquired              --       --       --       --     --     2,036     --       --        --    1,747    6,923   10,706
Other                           --       --       55       --     29       648     --       --       160       29    1,372    2,293
                            ------------------------------------------------------------------------------------------------------

ASSETS HELD FOR SALE        $1,357   $3,074   $3,857   $1,152   $613   $23,085   $823   $2,518   $14,106  $11,173  $14,861  $76,622
                            ======================================================================================================

Accounts payable - trade    $   --   $  203   $1,625   $  430   $191   $ 2,017   $ --   $  142   $   902      636  $ 1,003  $ 7,149
Accrued expenses                --      182      969      687    119     6,562     --      224     1,783      725    3,654   14,905
Capital lease obligations       --       --       --       --     --       283     --       --        --       --       --      283
                            ------------------------------------------------------------------------------------------------------
LIABILITIES HELD FOR SALE   $   --   $  385   $2,594   $1,117   $310   $ 8,862   $ --   $  366   $ 2,685  $ 1,361  $ 4,657  $22,337
                            ======================================================================================================


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

The Company recorded amortization expense related to goodwill of $101 thousand and $304 thousand during the three month and nine month periods ended September 30, 2001, respectively. No amortization expense was recorded during 2002.

5. CONTINGENCIES

As discussed in Note 3, the Company sold the Aluminum Extrusion Group (AEG) during the first quarter of 2002. However, the Company did not sell the land and buildings used by AEG. One of those properties, the Norton facility, is now actively being marketed and is classified as held-for-sale in the accompanying balance sheets.

The tenants of the other property, the Boardman facility (Boardman), vacated the premises in September 2002. Since that time, the Company has undergone efforts to prepare the property for sale, including performing an environmental review. In conjunction with those efforts, soil testing is being conducted to determine the extent of environmental remediation required. The Company estimates that the cost to clean up Boardman ranges from approximately $135 thousand to $520 thousand depending on the outcome of the soil testing. The Company has accrued the minimum estimate at September 30, 2002.

6. COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months and nine months ended September 30, 2002 and 2001, comprehensive income for the Company did not differ from net income.

7. INCOME TAXES

The Company established a full valuation allowance on its income tax benefit for the three and nine months ended September 30, 2002 and 2001.

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

An unsecured creditors' committee has been appointed by the Bankruptcy Court. The official committee and legal representatives are the primary entities with which the Company is negotiating the terms of a plan of reorganization. The Company has requested the Bankruptcy Court approve an extension to January 16, 2003, during which time the Company has the exclusive right to file a reorganization plan.

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

Discontinued Operations

The Company elected to adopt the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets" issued in August 2001. As of June 30, 2002, all of the Company's remaining operations are being marketed for sale. The assets and post-petition liabilities of these businesses are classified as being held for sale in the accompanying balance sheet. The Statements of Operations reflect the sales, cost of sales, selling, general and administrative costs and other expenses of these remaining operations and, together with the results of operations of businesses either sold or under agreement to sell prior to September 30, 2002 (classified as disposed operations), are classified as discontinued operations.

Accounting for Contingencies

The Company accrues for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," or when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating any amount of potential loss. The most important contingencies affecting the Company's financial statements include the establishment and assessment of the allowance for doubtful accounts, excess and obsolete inventory reserves, product warranty reserves and litigation and environmental accruals.

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

DISCONTINUED OPERATIONS

On December 16, 1999, the Board of Directors of the Company approved a plan to abandon its commercial business segment, conducted through its wholly-owned subsidiary, Forte. The Company discontinued manufacturing operations at Forte in May 2000. The Company is actively marketing the remaining property for sale.

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

In August 2002, the Company completed the sale of substantially all of the assets of TGI for $1.3 million, and the assumption of certain post-petition liabilities. The Company recorded an impairment charge of $840 thousand during the first quarter of 2002 based on the expected proceeds from the sale. This charge is recognized as a loss on disposal.

In October 2002, the Company signed an agreement to sell substantially all of the assets of AWS for approximately $6.63 million and the assumption of certain post-petition liabilities. The Company recognized an impairment charge of $5.9 million at September 30, 2002 to adjust the recorded value of AWS' long-lived assets to their estimated fair value based on the expected proceeds from the sale.

Also in October 2002, the Company agreed to sell substantially all of the assets of BBP for approximately $5.95 million and the assumption of certain post-petition liabilities. The Company recognized an impairment charge of $2.5 million at September 30, 2002 to adjust the recorded value of BBP's long-lived assets to their estimated fair value based on the expected sale proceeds.

As of September 30, 2002, all of the Company's remaining operations are being marketed for sale. The assets and post-petition liabilities of these businesses are classified as being held for sale in the accompanying balance sheet. The Statement of Operations reflects the sales, cost of sales, selling, general and administrative costs and other expenses of these remaining operations and, together with the results of operations of businesses sold prior to September 30, 2002 (classified as disposed operations), are classified as discontinued operations. The following discussion and analysis refer only to the operations of the Company not classified as disposed operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED September 30, 2002 AND 2001

DISCONTINUED OPERATIONS

Net Sales Net Sales increased $4.9 million from $24.5 million for the three months ended September 30, 2001 to $29.4 for the same period in 2002. The increase in sales is due to increased volumes at all three of the Company's remaining operations with almost half of the increase generated by the Company's southern aluminum and vinyl window manufacturer, Danvid.

Gross Profit Gross profit increased $0.3 million to $4.7 million during the three months ended September 30, 2002 from gross profit of $4.4 million during the three months ended September 30, 2001. The Company's Weather-Seal operations reflected improved gross profit of $0.5 million for the three month period ending September 30, 2002 compared to the comparable period in 2001. This additional gross profit was offset slightly by a decrease in gross profit at Danvid despite the increased sales volumes there, due to a change in product mix and higher scrap costs resulting from using a different glass product. Danvid's decreased gross profit was the primary contributor to an overall decrease in gross margin of 1.9%. Gross margin for the three month period ending September 30, 2001 was 17.8% as compared to 15.9% for the three month period ending September 30, 2002.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses before impairment charges were $3.9 million for the three months ended September 30, 2002 compared to $3.7 million for the comparable period in 2001 reflecting an increase of $0.2 million. This increase is due to increased selling expenses of $0.4 million in support of increased sales volumes which were offset slightly by a $0.2 million decrease in general and administrative expenses realized by all three of the Company's operations.

Impairment Charge. At September 30, 2002 the Company recorded impairment charges of $5.9 million and $2.5 million at it's Weather-Seal and Binnings operations, respectively. These charges reflect the difference in the carrying values of those operation's long-lived assets as compared to their fair value as evidenced by the expected proceeds from the sale of those assets. No impairment charges were recorded by those businesses during the three months ended September 30, 2001.

Loss before Disposed Operations. The impairment charges recorded by AWS and Binnings totaling $8.4 million were the primary factors contributing to the loss before disposed operations for the three month period ending September 30, 2002 of $7.6 million. This compares to income before disposed operations of $0.6 million for the three months ended September 30, 2001.

CONTINUING OPERATIONS

Corporate General and Administrative and Other Expenses. Corporate general and administrative and other expenses decreased $2.6 million from $3.4 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 30, 2002. During the third quarter in 2001, the Company recorded a reserve of approximately $2.1 million relating to a note receivable from a prior business divestiture. Additionally, the Company fully amortized deferred charges related to the DIP Facility in December 2001; therefore, amortization expense decreased approximately $0.3 million during the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The divestiture of various businesses during 2002 has contributed to further decreases in Corporate overhead costs.

Interest Expense. The Company recognized no interest expense during the three month period ended September 30, 2002 as the DIP Facility was repaid in May 2002 with a portion of the proceeds from the sale of Eagle. During the same period, the Company recognized $0.2 million in interest income on its investment of the remaining proceeds from the Eagle sale. The Company incurred approximately $0.5 million of net interest expense during the three month period ended September 30, 2001.

Reorganization Costs. Reorganization costs were approximately $0.7 million for both three month periods ended September 30, 2001 and 2002. These costs consist primarily of professional fees.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the three months ended September 30, 2002 and 2001.

COMPARISON OF NINE MONTHS ENDED September 30, 2002 AND 2001

DISCONTINUED OPERATIONS

Net Sales. During the nine months ended September 30, 2002, net sales were $80.4 million representing an increase of $10.1 million over year-to-date September 30, 2001 net sales of $70.3 million. The increase is primarily due to increased sales volumes at the Company's Danvid operation.

Gross Profit. Gross profit increased by $2.6 million from $10.9 million during the nine months ended September 30, 2001 to $13.5 million for the comparable period in 2002 resulting from increased sales volumes. Gross margin for the same period increased 1.2% to 16.8% for the nine months ended September 30, 2002 from 15.6% for the nine months ended September 30, 2001. The shutdown of Weather-Seal's Ottawa operations in the second quarter of 2001 was a significant contributor the improved gross margins realized during this period.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses before impairment charges for the nine months ended September 30, 2002 as compared to the comparable period in 2001 remained consistent at $11.2 million in each year.

Impairment Charge. During the year-to-date period ended September 30, 2002, the Company recorded $17.1 million in impairment charges. $8.7 of these charges related to the write-off of goodwill recorded during the second quarter as a result of the Company's impairment review. The remaining $8.4 million impairment charge results from the write-downs of the Company's long-lived assets at Weather-Seal and Binnings of $5.9 million and $2.5 million, respectively, to their estimated fair value based on the expected proceeds from the sale of those assets.

Loss before Disposed Operation. The Company recognized a loss before disposed operations of $14.9 million for the nine months ended September 30, 2002 as compared to a loss of $0.4 million for the comparable period in 2001. The current year-to-date loss is due to the $17.1 million impairment charge. The remaining $2.2 million income before disposed operations results from the improved gross profit and consistent selling, general and administrative expenses during the year-to-date period ended September 30, 2002 as compared to the year-to-date period ended September 30, 2001.

CONTINUING OPERATIONS

Corporate General and Administrative and Other Expenses. Corporate general and administrative and other expenses decreased $2.7 million from $5.3 million during the nine months ended September 30, 2001 to $2.6 million for the comparable period in 2002. During the third quarter in 2001, the Company recorded a provision to reserve a note receivable from a prior business divestiture of approximately $2.1 million. Also, during the nine months ended September 30, 2001, the company had amortized approximately $0.7 million of deferred charges related to the DIP Facility in 2001. The charges were fully amortized in 2001.

Interest Expense, net. Net Interest expense decreased $1.4 million from $1.5 million for the nine months ended September 30, 2002 to $0.1 million for the nine months ended September 30, 2002. This decrease is due to the repayment of the Company's DIP credit Facility in May 2002. The Company has also recognized interest income of $0.3 million from the investment of the net proceeds from the sale of Eagle after repayment of the DIP Facility.

Income Taxes. The Company established a full valuation allowance on its income tax benefit recorded for the nine months ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are for debt service requirements under the 1997 $125 million, 11-3/4% Senior Notes (Notes), the note issued in connection with the Weather-Seal acquisition, working capital needs and capital expenditures. The Company's annual principal and interest debt service requirements, including capital lease obligations, remain uncertain until a plan of reorganization is filed and approved by the Bankruptcy Court.

Cash used in operating activities before discontinued operations was $5.6 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively. The Company received approximately $1.2 million in the third quarter of 2001 in satisfaction of an amount receivable in conjunction with a previous business divestiture which offset a portion of the cash used in operations primarily for interest payments on the DIP credit Facility and reorganization costs.

Net activity on the Company's line of credit resulted in a use of cash of $18.6 million during the nine months ended September 30, 2002 and a source of cash of $7.5 million for the same period of 2001. The Company used a portion of the proceeds from the sale of Eagle to repay the DIP Facility in May 2002. The remaining proceeds are invested in a money market mutual fund which is used to fund the Company's operating requirements. The proceeds from the sale of Eagle are included in net cash provided by investing activities of discontinued operations in the accompanying financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 2 to the Consolidated Financial Statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.  OTHER INFORMATION

As previously disclosed, the Company entered into an agreement in December 2001 to sell certain assets of the Binnings Pan American (BPA) and TM Window and Door
(TM) divisions of its subsidiary Binnings Building Products, Inc. for consideration consisting of $500,000 cash, a $1.7 million note receivable and the assumption of certain liabilities. This transaction closed on February 15, 2002. On August 30, 2002, the Company announced that an investigation is being conducted into certain matters relating to conduct of the purchaser and its principals with respect to this transaction. The Company is unable to predict the duration or potential results of the investigation at this time.

The Company has been engaging in negotiations with third party buyers regarding the potential sale of substantially all of the operating assets of each of Weather-Seal, Binnings, and Danvid. George Hofmeister, Chairman of the Board of Directors of the Company, has advised the Company that he potentially may have a pecuniary interest in such a transaction and, as such, will abstain from any action taken by the Board of Directors with respect thereto.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      During the third quarter of 2002, the company filed the following current reports on Form 8-K:

      September 10, 2002 under Item 5: Other Events.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ARCHITECTURAL PRODUCTS CORPORATION

Date: November 14, 2002              /s/ Joseph Dominijanni
                                     --------------------------------------
                                     Joseph Dominijanni
                                     Chief Executive Officer


                                     /s/ Douglas J. Thomas
                                     --------------------------------------
                                     Douglas J. Thomas
                                     Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Dominijanni, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Architectural Products Corporation,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              /s/ Joseph Dominijanni
                                     --------------------------------------
                                     Joseph Dominijanni
                                     Chief Executive Officer

                             CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas J. Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Architectural Products Corporation,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              /s/ Douglas J. Thomas
                                     --------------------------------------
                                     Douglas J. Thomas
                                     Chief Financial Officer